Form 10-Q
period 1996-03-31
ALLIANCE ENTERTAINMENT CORP
filed 1996-05-13
CIK 885066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         ______________________ TO  ______________________


Commission File Number  1-13054

                          ALLIANCE ENTERTAINMENT CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                               13-3645913
            --------                               ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                 110 East 59th Street, New York, New York 10022
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (212) 935-6662
                                 --------------
              ( Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of May 8, 1996, the number of shares outstanding of the issuer's common stock was 36,396,094.


                            Exhibit Index on page 21

                          ALLIANCE ENTERTAINMENT CORP.


PART I--FINANCIAL INFORMATION

                                                              Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets                             3

         Consolidated Statements of Operations                   4

         Consolidated Statement of Stockholder's  Equity         5

         Consolidated Statements of Cash Flows                   6

         Notes to Consolidated Financial Statements              8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     9

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings                                      14

Item 6.  Exhibits and Reports on Form 8-K                       14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                 (Amounts in Thousands, Except Share Data)
                                                     DECEMBER 31,  MARCH 31,
                                                        1995         1996
                                                     -----------   ---------
                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $   12,852   $      992
  Accounts receivable, less allowance for doubtful
    accounts                                           193,785      159,628
  Inventory                                            192,604      204,291
  Advances and other prepaid expenses                   24,609       24,566
  Refundable income taxes                                  783        4,643
  Deferred income taxes                                  9,061        9,843
                                                     ---------    ---------
      Total current assets                             433,694      403,963
                                                     ---------    ---------
INVESTMENTS, at cost                                       782          763
PROPERTY AND EQUIPMENT                                  24,826       24,942
COPYRIGHTS, less accumulated amortization               64,150       64,641
COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED,
  less accumulated amortization                         97,262       96,660
COVENANTS NOT TO COMPETE, less accumulated
  amortization                                          10,586       10,031
DEFERRED INCOME TAXES                                    1,894        1,894
OTHER ASSETS, less accumulated amortization             12,214       12,098
                                                     ---------    ---------
TOTAL ASSETS                                        $  645,408   $  614,992
                                                     =========    =========

CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable                                     $   73,700   $   81,445
  Current maturities of long-term debt                   8,983        7,413
  Current obligations under capital leases                 432          433
  Accounts payable and accrued expenses                229,088      200,309
  Income taxes payable                                     434        -
                                                     ---------    ---------
      Total current liabilities                        312,637      289,600
                                                     ---------    ---------
LONG-TERM DEBT                                         234,622      232,535
OBLIGATIONS UNDER CAPITAL LEASES                           367          356
DEFERRED INCOME TAXES                                    8,955        8,614
COMMITMENTS
STOCKHOLDERS' EQUITY
  Common stock, $.0001 par  value, 100,000,000
    shares authorized, shares issued and outstanding
    1995 35,638,331; 1996 36,036,655                         3            3
  Additional paid-in capital                            71,276       71,734
  Employee notes for stock purchases                       (67)         (67)
  Retained earnings                                     17,369       12,741
  Foreign currency translation adjustment                  246         (524)
                                                     ---------    ---------
      Total stockholders' equity                        88,827       83,887
                                                     ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  645,408   $  614,992
                                                     =========    =========

  The accompanying notes are an integral part of these financial statements.


               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                   (Amounts in Thousands, Except Share Data)

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                        1995        1996
                                                      ---------   --------
Net sales                                          $   150,249  $   176,188

Cost of sales                                          121,574      143,394
                                                      ---------    --------

      Gross profit                                      28,675       32,794

Selling, general and administrative expenses            19,536       31,169
Amortization of intangible assets                        2,467        2,848
                                                      ---------    --------

                                                        22,003       34,017
                                                      ---------    --------

                                                         6,672       (1,223)
                                                      ---------    --------

Other income (expense)
  Amortization of deferred financing costs                (244)        (469)
  Other income (expense) - net                              93          204
  Interest expense                                      (3,545)      (8,256)
                                                      ---------    --------
                                                        (3,696)      (8,521)
                                                      ---------    --------

    Income (loss) before income taxes                    2,976       (9,744)

Provision (benefit) for income taxes                     1,280       (5,116)
                                                      ---------    --------

    Net income (loss)                              $     1,696  $    (4,628)
                                                      =========    ========

Earnings (loss) per common share and
  common share equivalents                         $       .05  $     (.13)
                                                   ===========  ===========
Weighted average number of shares of
common stock and equivalents outstanding            34,941,429   35,837,493
                                                   ===========  ===========

 The accompanying notes are an integral part of these financial statements.

               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               (Unaudited)
                   (Amounts in Thousands, Except Share Data)




                                                                    Employee                 Foreign
                                                       Additional   Notes for                Currency
                                            Common      Paid-In       Stock     Retained    Translation
                                            Stock       Capital     Purchases   Earnings    Adjustment
                                         ----------   ----------   -----------  ----------  ------------
Balance at December 31, 1995             $        3   $   71,276   $      (67)  $   17,369  $      246

  Exercise of options and warrants
    for 398,324 shares of common stock        -              458        -            -            -
  Net income (loss)                           -            -            -           (4,628)       -
  Translation adjustment                      -            -            -            -            (770)
                                         ----------   ----------   ----------   ----------   ---------
Balance at March 31, 1996                $        3   $   71,734   $      (67)  $   12,741   $    (524)
                                         ==========   ==========   ==========   ==========   =========





















  The accompanying notes are an integral part of these financial statements.


                     ALLIANCE ENTERTAINMENT CORP. AND SUBISIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                              (Amounts in Thousands)

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                         1995          1996
                                                         --------   -------
Cash Flows From Operating Activities
  Net income (loss)                                 $    1,696         (4,628)

  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation and amortization                        3,535          4,834
  Change in assets and liabilities:
    Decrease in accounts receivable                     15,674         34,157
    (Increase) in inventory                             (3,354)       (11,687)
    (Increase) in prepaid expenses and other              (667)          (349)
    (Increase) in deferred income taxes                   (762)        (1,122)
    (Decrease) in accounts payable and
      accrued expenses                                 (25,142)       (21,452)
    (Decrease) in income taxes payable                  (1,054)        (4,294)
                                                    ----------     ----------
    Net cash used in operating activities              (10,074)        (4,541)
                                                    ----------     ----------


Cash Flows From Investing Activities
  Purchase of property and equipment                    (2,322)        (1,525)
  (Increase) in copyrights                              (1,796)        (1,946)
  (Increase) decrease in other assets                     (791)            27
  Purchase of businesses including costs,
    net of cash acquired                                  (155)          (747)
                                                    ----------     ----------
    Net cash used in investing activities               (5,064)        (4,191)
                                                    ----------     ----------


Cash Flows From Financing Activities
  (Decrease) in excess of outstanding
    checks over bank balance                              (654)        (7,327)
  Proceeds from issuance of  stock                        (154)           458
  Proceeds from borrowings                              51,500         74,324
  Payments on borrowings                               (41,530)       (70,246)
  Payments for financing costs                             211           (337)
                                                    ----------     ----------
    Net cash provided by (used in) financing             9,373         (3,128)
     activities                                     ----------     ----------


Net (decrease) in cash and cash equivalents             (5,765)       (11,860)

Cash and cash equivalents
  Beginning of period                                    8,230         12,852
                                                    ----------     ----------
  End of period                                     $    2,465     $      992
                                                    ==========     ==========


                  ALLIANCE ENTERTAINMENT CORP. AND SUBISIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                (Unaudited)
                            (Amounts in Thousands)

                                                      Three Months Ended
                                                           March 31,
                                                      --------------------
                                                      1995          1996
                                                      --------     -------
Supplemental Disclosure of Cash Flow Information

  Cash payments for interest                          $    4,506   $   10,715
  Cash payments for income taxes                      $    1,996   $      473


Supplemental Disclosure of Noncash Investing and Financing Activities

  Common stock issued to employees for notes          $       25   $    -


  The accompanying notes are an integral part of these financial statements.

                  ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Interim Financial Information

     The unaudited balance sheet as of March 31, 1996 and the unaudited statements of operations, cash flows and stockholders' equity for the three month periods ended March 31, 1995 and 1996 (interim financial information), are unaudited and have generally been prepared on the same basis as the audited financial statements. In the opinion of the Company, the interim financial information includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The results of operations for the three months ended March 31, 1996 may not be indicative of the operating results for the full year or any interim period.

     Certain amounts have been reclassified to conform with the presentation in the current period.

Termination of Metromedia Merger

     On December 20, 1995, Metromedia International Group, Inc. ("MIG") and Alliance signed a merger agreement (the "Merger Agreement") pursuant to which Alliance was to merge with a newly formed, wholly owned subsidiary of MIG. On April 29, 1996, Alliance and MIG entered into a Termination and Release Agreement in which both companies mutually agreed to terminate the Merger Agreement. As a result of the termination of the Merger Agreement, the Company has accrued for certain non-recurring charges totalling approximately
$2.5 million related to the merger in the three months ended March 31, 1996.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

Overview

     Alliance Entertainment Corp. ("Alliance") is the largest full service distributor of pre-recorded music and music related products in the United States and is also actively engaged in the acquisition and exploitation of proprietary rights with respect to recorded music, video and video CDs.

     Since 1990, the Company has expanded rapidly through several strategic acquisitions, including the acquisition of three of the largest full service distributors of pre-recorded music in the United States, as well as through internal growth. The Company's larger size has enabled it to realize certain economies of scale associated with the purchasing, inventory management, and sales and marketing functions of a large distribution operation. The Company has capitalized on, and benefited from, the entry and growth of alternative retailers, such as bookstore and consumer electronics chains, into the retail sale of music products and the emergence of superstores which carry large inventories of music products and rely on just-in-time distribution to fill specific inventory requirements.

     The Company operates two business segments. The Company's distribution segment is conducted through the One Stop Group, Independent Distribution Group and International Distribution Group. The One Stop Group specializes in the wholesale distribution of all available pre-recorded music product (i.e., pre-recorded music manufactured by the six major record companies: Sony Music, Time Warner, Polygram, MCA, EMI and BMG as well as music manufactured by independent labels). The Independent Distribution Group specializes in the wholesale distribution of pre-recorded music manufactured by third party independent labels on an exclusive and regional basis. The Independent Distribution Group was augmented by the acquisition of Independent National Distributors, Inc. ("INDI") and One Way Records, Inc. ("One Way") in 1995. The Independent Distribution Group has historically generated higher gross margins than has the One Stop Group, but also carry a higher degree of risk related to industry conditions due to a greater dependence on new release product and a higher degree of exposure to product returns.

     The International Distribution Group specializes in wholesale distribution of pre-recorded music product, primarily in Brazil and Canada. The International Distribution Group was augmented by the acquisition in October 1995 of Distribuidora de Discos E Fitas Canta Brasil Ltda ("Canta Brasil").

     The Company's proprietary products business segment is conducted through its Proprietary Products Group. The Proprietary Products Group specializes in the commercial exploitation of copyrights owned by the Company.

Recent Events

Termination of Metromedia Merger

     On December 20, 1995, Metromedia International Group, Inc. ( "MIG" ) and Alliance signed a merger agreement (the "Merger Agreement") pursuant to which Alliance was to merge with a newly formed, wholly owned subsidiary of MIG. On April 29, 1996, Alliance and MIG entered into a Termination and Release Agreement in which both companies mutually agreed to terminate the Merger Agreement. A Form 8-K was filed on April 29, 1996, announcing the termination of the Merger Agreement. As a result of the termination of the Merger Agreement, the Company has accrued for certain non-recurring charges totalling approximately $2.5 million related to the merger in the three months ended March 31, 1996.

Industry Conditions

     During the three months ended March 31, 1996, the Company's distribution segment, in particular the Independent Distribution Group, experienced lower than anticipated net sales to its customers due in part to: (i) excess inventories at the Company's retail customers, resulting from weak fourth quarter 1995 sales; (ii) limited budgets allocated to the purchase of new product at certain of the Company's customers; (iii) higher than expected product returns from customers, particularly traditional retailers; and (iv) the lack of successful new product released during the first quarter of 1996. The Company's International Distribution Group was also adversely affected by weaker than anticipated retail sales growth and increased competition in Brazil. According to the International Federation of the Phonographic Industry, Brazil experienced a 13% growth rate for the year ended December 31, 1995, versus a 79% growth rate for the year ended December 31, 1994.

Results of Operations

     The following discussion and analysis should be read in conjunction with the unaudited financial statements of the Company and the notes thereto included elsewhere in this report.

     The following table sets forth, for the three months ended March 31, certain operating data as a percentage of net sales.

                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
                                                      1995            1996
                                                      ----            ----
Net Sales.....................................      100.0%            100.0%

Gross Profit..................................      19.1               18.6

Selling, General & Administrative Expenses....      13.0               17.7(1)

Amortization of Intangible Assets.............       1.6                1.6

Other income (expense) primarily
interest expense..............................      (2.5)              (4.8)

Provision (benefit) for income tax............        .9               (2.9)

Net Income (Loss).............................       1.1               (2.6)


     (1) Selling, general & administrative expenses for the three months ended March 31, 1996 include certain non-recurring charges of approximately $2.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events - Termination of Metromedia Merger" and "Results of Operations-Three Months Ended March 31, 1996 vs. Three Months Ended March 31, 1995."

     The following table sets forth, for the three months ended March 31, 1996, certain operating data by business segment, excluding corporate related expenses and assets.


                                                  Three Months Ended
                                                    March 31, 1996
                                                  ------------------
                                                     in thousands

                                                                 Proprietary
                                                Distribution       Products
                                                ------------     -----------

Net Sales...............................            $157,063       $19,000

Depreciation & Amortization.............              1,185          1,887

Operating Income........................              4,502          1,084

Capital Expenditures....................               577             348

Identifiable Assets.....................             356,321       121,503



Three Months Ended March 31, 1996 vs. Three Months Ended March 31, 1995

     Net sales increased from $150.2 million for the three months ended March 31, 1995 to $176.2 million for the three months ended March 31, 1996, or 17.3%, as a result of (i) inclusion of three months of net sales of INDI, One Way and Canta Brasil; and (ii) increased net sales to existing as well as new customers. Net sales attributable to the Company's distribution segment for the three months ended March 31, 1996 were approximately $157.1 million compared to $133.4 million for the three months ended March 31, 1995. Net sales attributable to the Company's proprietary product segment for the three months ended March 31, 1996 were approximately $19 million, compared to $16.9 million for the three months ended March 31, 1995. During the three months ended March 31, 1996, the Company's distribution segment, in particular the Independent Distribution Group, experienced lower than anticipated net sales to its customers in part due to: (i) excess inventories at the Company's retail customers resulting from weak fourth quarter 1995 sales; (ii) limited budgets allocated to the purchase of new product at certain of the Company's customers; (iii) higher than expected product returns from customers as a result of weak retail sales, especially with respect to traditional retailers; and (iv) the lack of successful new product released during the first quarter of 1996. The Company's business is seasonal with the smallest percentage of sales typically occurring in the first quarter and the largest percentage of annual sales typically occurring in the fourth quarter.

     The Company's gross margin decreased to 18.6% for the three months ended March 31, 1996 from 19.1% for the three months ended March 31, 1995. The decrease in the Company's gross margin resulted primarily from a decrease in the gross margins of the Proprietary Products Group caused by such Group's decision to distribute its products directly in certain territories (where it had previously licensed such products) in order to obtain greater control over the sale and marketing of such products. For the three months ended March 31, 1996, the gross margin of the distribution segment was 15.9%, compared to 15.8% for the three months ended March 31, 1995. For the three months ended March 31, 1996, the gross margin of the proprietary products segment was 40.8% compared to 46.1% for the three months ended March 31, 1995.

     Selling, general and administrative expenses increased from $19.5 million, or 13% of net sales, for the three months ended March 31, 1995 to $31.2 million, or 17.7% of net sales, for the three months ended March 31, 1996. The Company's selling, general and administrative expenses as a percentage of net sales increased on an overall basis in the period for several reasons including: (i) non-recurring charges of approximately $2.9 million consisting of $2.5 million relating to the termination of the merger with MIG and non-recurring charges of approximately $400,000 associated with the elimination of duplicative facilities and employee terminations in accordance with the Company's overall consolidation plan; (ii) the inclusion of three months results for INDI, One Way and Canta Brasil which typically carry higher expenses as a percentage of sales; (iii) costs associated with the duplication of certain overhead related to the consolidation of operations within the One Stop Group which is anticipated to be completed in September 1996; and (iv) the incremental costs of processing higher than anticipated customer returns during the period. The Company expects that it will incur charges of approximately $2 million through the end of 1996 in connection with the completion of the Company's consolidation and modernization plan.

     Net income for the three months ended March 31, 1995 was $1.7 million compared to a net loss in the three months ended March 31, 1996 of $4.6 million primarily as a result of: (i) the results of operations and non-recurring charges discussed above; (ii) increased depreciation and amortization of intangible assets associated with acquisitions ($3.5 million for the three months ended March 31, 1995 compared to $4.8 million for the three months ended March 31, 1996); (iii) increased interest expense of $4.7 million resulting from: (a) higher interest rates associated with the Company's borrowings under the 11=% Senior Subordinated Notes, and (b) increased working capital requirements related to the increase in sales, as well as the working capital needs of recently acquired companies; and (iv) an on-going timing difference between the financing of copyright acquisitions by the Proprietary Products Group and the generation of sales associated with products produced pursuant to such acquired rights.

Liquidity and Capital Resources

Cash Used in Investing Activities

     The Company's capital expenditures for the three months ended March 31, 1996, were $1.5 million compared to $2.3 million for the three months ended March 31, 1995. The Company anticipates that capital expenditures for the twelve months ended December 31, 1996 will be approximately $11 million related to the Company's consolidation and modernization program (including approximately $5.8 million for improvements and equipment for the newly acquired facility in Coral Springs, Florida), as well as for general maintenance.

     The Company spent $1.9 million for the acquisition of proprietary music rights in the three months ended March 31, 1996, compared to $1.8 million for the three months ended March 31, 1995. The Company anticipates continued expenditures related to the acquisition of proprietary music rights as opportunities are presented that are consistent with the Company's long term objectives.

Cash Provided from Financing Activities

     The Company anticipates that while cash flow from operations will be sufficient to satisfy its debt service obligations, the cash flow required for the anticipated growth of the Company and the Company's capital expenditure program will be provided by borrowings under the Company's Credit Agreement. In addition, the Company also receives proceeds from the issuance of common stock upon the exercise of stock options and warrants.

New Accounting Pronouncements

     The Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," must be implemented by the Company in 1996. This statement requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. This pronouncement is not expected to have material impact on the financial statements of the Company.

     In addition, SFAS No. 123, "Accounting for Stock-Based Compensation" must also be implemented by the Company in 1996. This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro forma net income and earning per share under the new method. The Company anticipates adopting the disclosure provisions of SFAS No. 123, although the impact of such disclosure has not yet been determined.

PART II -  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     On March 15, 1996, an action was commenced against the Company and two unrelated individuals by Six Palms Music Corporation in the United States District Court for the Central District of California. The action seeks payment of mechanical royalties to the plaintiff, who purports to be the United States proprietor of background music contained on a record album which was distributed by the Company known as "The Rosary With Pope John Paul II," which consists of the Pope's recitations of the rosary. The complaint seeks damages alleged to be not less than $1,500,000, but the Company's estimate of the amount at issue is approximately $475,000. The Company distributed the record pursuant to a distribution agreement with the Company's supplier, ISR Corporation, which had a license for such product from Radio Vatican. The Company believes that it has meritorious defenses to the action and intends to contest the action vigorously.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

     2.1 Merger Agreement dated December 20, 1995, by and among Metromedia International Group, Inc., Alliance Merger Corp. and the Registrant. (Incorporated by reference from Exhibit 1 filed in the Registrant's Form 8-K dated December 21, 1995 (File No. 1-13054).)

     2.2 Termination and Release Agreement dated April 29, 1996. (Incorporated by reference from Exhibit 1 filed in the Registrant's Form 8-K dated April 29, 1996 (File No 1-13054).)

     3.1 Certificate of Incorporation, as amended. (Incorporated by reference from Exhibit 3.1 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1995 (Registration No. 33- 95386).)

     3.2 By-Laws, as amended. (Incorporated by reference from Exhibit 3.2 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

     4.1 Restated Stockholders' Agreement dated as of November 30, 1993. (Incorporated by reference from Exhibit 4.1 filed in the Registrant's Registration Statement on Form S-3 dated September 22, 1995 (Registration No. 33-97280).)

     4.2 Amendment to Restated Stockholders' Agreement dated as of May 18, 1995. (Incorporated by reference from Exhibit 4.2 filed in the Registrant's Registration Statement on Form S-3 dated September 22, 1995 (Registration No. 33-97280).)

     4.3 Indenture dated July 25, 1995, among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. (Incorporated by reference from Exhibit 4.1 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No. 33-95386).)

     4.4 First Supplemental Indenture dated July 26, 1995, among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. (Incorporated by reference from Exhibit 4.2 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1995 (Registration No. 33-95386).)

     4.5 Registration Rights Agreement dated July 25, 1995, among the Company, the Subsidiary Guarantors and the Initial Purchasers. (Incorporated by reference from exhibit 4.3 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No. 33-95386).)

     4.6 Purchase Agreement dated July 18, 1995, among the Company, the Guarantors and the Initial Purchasers. (Incorporated by reference from Exhibit 4.4 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No. 33-95386).)

     4.7 Second Supplemental Indenture dated September 6, 1995, among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. (Incorporated by reference from Exhibit 4.5 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1995 (Registration No. 33-95386).)

     4.8 Purchase Agreement made as of May 18, 1995, between AEC Americas Inc. and Bain Capital Fund IV L.P., Bain Capital Fund IV-B L.P., BCIP Associates and BCIP Trust Associates, L.P. (Incorporated by reference from Exhibit 4.5 filed in the Registrant's Form 10-Q for the period ended June 30, 1995 (File No. 1-13054).)

     4.9 Parent Covenant Agreement dated as of May 18, 1995, by and between Alliance Entertainment Corp., AEC Americas, Inc. and Bain Capital Fund IV L.P., Bain Capital Fund IV-B L.P., BCIP Associates and BCIP Trust Associates, L.P. (Incorporated by reference from Exhibit 4.6 filed in the Registrant's Form 10-Q for the period ended June 30, 1995 (File No 1- 13054).)

     4.10 Third Supplemental Indenture dated February 26, 1996, among the Company, the Subsidiary Guarantors and Bankers Trust Company as Trustee.*

     10.1 Incentive Stock Option Plan for Executives of Jerry Bassin, Inc. (Incorporated by reference from Exhibit 10.1 filed as a part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

     10.2 1992 Non-Qualified Stock Option Plan. (Incorporated by reference from
          Exhibit 10.2 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

     10.3 1993 Stock Option Plan. (Incorporated by reference from Exhibit 10.3 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

     10.4 1993 Stock Option Incentive Plan. (Incorporated by reference from
          Exhibit 10.4 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

     10.5 Form of Employment Agreement dated as of March 16, 1995, between the Company and Joseph J. Bianco. (Incorporated by reference from Exhibit
          10.46 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995. (Registration No. 33-95386).)

     10.6 Form of Employment Agreement dated as of March 16,1995, between the Company and Anil K. Narang. (Incorporated by reference from Exhibit
            10.47 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No. 33-95386).)

     10.7 Form of Employment Agreement dated as of March 16, 1995, between the Company and Jerry Bassin. (Incorporated by reference from Exhibit
            10.48 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No. 33-95386).)

     10.8 Form of Employment Agreement dated as of March 16, 1995, between the Company and Elliot B. Newman. (Incorporated by reference from
            Exhibit 10.49 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No. 33-95386).)

     10.9 Employment Agreement dated as of December 11, 1992, between Encore Distributors, Inc. and R. Tobias Knobel (Incorporated by reference from Exhibit 10.9 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

     10.10 Lease dated March 25, 1993, between Howard L. Bellowe and E. James Judd (as Landlord) and Encore Distributors, Inc., relating to the premises located at 2345 Delgany Street, Denver, Colorado. (Incorporated by reference from Exhibit 10.11 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

     10.11 Lease dated November 30, 1992, between Harriet Shapiro and Jerry Bassin, Inc., relating to the premises located at 15959 N.W. 15th Avenue, Miami, Florida, as amended. (Incorporated by reference from Exhibit 10.13 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File
            No. 33-68816).)

     10.12 Stock Sale Agreement dated December 11, 1992, between R. Tobias Knobel and the Registrant. (Incorporated by reference from Exhibit
            10.20 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

     10.13 Merger Agreement dated August 11, 1993, among the Registrant, CD Acquisition Corp., Titus Oaks Records, Inc., Alan Meltzer and Diana Meltzer. (Incorporated by reference from Exhibit 10.21 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

     10.14 Engagement Letter dated October 29, 1992, between the Registrant and Tucker Anthony Incorporated. (Incorporated by reference from Exhibit
            10.22 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

     10.15 Amendment of Stock Sale Agreement and Employment Agreement dated as of September 30, 1993, between R. Tobias Knobel and the Registrant. (Incorporated by reference from Exhibit 10.23 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

     10.16 Form of Employment Agreement dated as of March 14, 1994, between the Registrant and Eric S. Weisman. (Incorporated by reference from
            Exhibit 10.28 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

     10.17 Form of 1994 Long-Term Incentive and Share Award Plan. (Incorporated by reference from Exhibit 10.29 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

     10.18 Form of Amendment to the 1994 Long-Term Incentive and Share Award Plan. (Incorporated by reference from Exhibit 10.18 filed in the Registrant's Form 10-K for the year ended December 31, 1995 (File No. 1-13054).)

     10.19 Engagement Letter dated September 9, 1993, between the Registrant and PaineWebber Incorporated. (Incorporated by reference from Exhibit 10.30 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

     10.20 Engagement Letter dated May 27, 1993, between the Registrant and Bear, Stearns & Co., Inc. (Incorporated by reference from Exhibit
            10.31 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

     10.21 Asset Purchase Agreement dated December 16, 1993, between the Registrant and Nova Distributing Corp. (Incorporated by reference from Exhibit 10.32 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

     10.22 Merger Agreement dated as of February 4, 1994, between the Registrant and Airlie, Inc. (Incorporated by reference from Exhibit
            10.35 filed in the Registrant's Form 8-K dated February 4, 1994 (File No. 1-13054).)

     10.24 Stock Purchase Agreement dated as of April 17, 1994, by and among Alliance, Premier Artists Services and the shareholders thereof. (Incorporated by reference from Exhibit 10.39 filed in the Registrant's Form 8-K dated May 26, 1994 (File No. 1-13054).)

     10.25 Offer Document dated July 28, 1994, from AEC Holdings (UK) Limited to the Shareholders of Castle and press release issued in the United Kingdom in connection therewith. (Incorporated by reference from Exhibit 10.41 filed in the Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (File No. 1-13054).)

     10.26 Lease between the Registrant and The Northwestern Mutual Life Insurance Company dated January 12, 1995, relating to the premises located at 15050 Shoemaker Avenue, Santa Fe Springs, California. (Incorporated by reference from Exhibit 10.45 filed in the Registrant's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1- 13054).)

     10.27 Third Amended and Restated Credit Agreement and Guaranty dated as of July 25, 1995, among the Company, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent. (Incorporated by reference from Exhibit 10.50 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No. 33-95386).)

     10.28 Merger Agreement dated as of September 1, 1995, relating to One Way Records, Inc. (Incorporated by reference from Exhibit 10.51 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1995 (Registration No. 33-95386).)

     10.29 Merger Agreement dated as of September 1, 1995, relating to Deja Vu Music, Inc. (Incorporated by reference from Exhibit 10.52 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1995 (Registration No. 33-95386).)

     10.30 Management Consulting Agreement dated as of May 10, 1995, among Alliance Entertainment Corp. and Bain Capital, Inc. (Incorporated by reference from Exhibit 10.51 filed in the Registrant's Form 10-Q for the period ended June 30, 1995 (File No. 1-13054).)

     10.31 Merger Agreement by and between the Company, INDI Acquisition Corp. and INDI Holdings, Inc., dated July 17, 1995. (Incorporated by reference from Exhibit 2.3 filed in the Registrant's Form 10-Q for the period ended June 30, 1995. (File No. 1-13054).)

     10.32 Employment Agreement dated as of July 1, 1995, between the Company and Christopher J. Joyce.*

     10.33 Quota Purchase Agreement dated October 11, 1995, relating to the acquisition of Distribuidora de Discos E Fitas Canta Brasil Ltda.*

     11.1 Statement Re: Computation of Earnings (Loss) per Share. (Incorporated by reference from Exhibit 11.1 filed with the Registrant's Form 10-K for the year ended December 31, 1995. (File No. 1-13054).)

     27.1   Financial Data Schedule.*

_____________________

*   Filed herewith.


          (b)  Reports on Form 8-K

     The Company's current report on Form 8-K dated March 22, 1996, was filed to announce expected first quarter sales and cash flow.

     The Company's current report on Form 8-K dated April 29, 1996, was filed to announce termination of the Merger Agreement pursuant to a Termination Agreement dated as of April 29, 1996.

     The Company's current report on Form 8-K dated May 9, 1996, was filed to announce first quarter sales and cash flow.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALLIANCE ENTERTAINMENT CORP.


                                   By: /s/ Timothy Dahltorp
                                       --------------------------------
                                       Timothy Dahltorp
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer


Date:  May 10, 1996

                                  EXHIBIT INDEX


Exhibit No.                    Exhibit Description                     Page No.

  2.1   Merger Agreement dated December 20, 1995, by and among Metromedia     *
        International Group, Inc., Alliance Merger Corp. and the Registrant.

  2.2   Termination and Release Agreement dated April 29, 1996.               *

  3.1   Certificate of Incorporation, as amended.                             *

  3.2   By-Laws, as amended.                                                  *

  4.1   Restated Stockholders' Agreement dated as of November 30, 1993.       *

  4.2   Amendment to Restated Stockholders' Agreement dated as of May 18, 1995.*

  4.3   Indenture dated July 25, 1995, among the Company, the Subsidiary      *
        Guarantors and Bankers Trust Company, as trustee.

  4.4 First Supplemental Indenture dated July 26, 1995, among the Company, * the Subsidiary Guarantors and Bankers Trust Company, as trustee.

  4.5 Registration Rights Agreement dated July 25, 1995, among the Company, * the Subsidiary Guarantors and the Initial Purchasers.

  4.6   Purchase Agreement dated July 18, 1995, among the Company, the        *
        Guarantors and the Initial Purchasers.

  4.7   Second Supplemental Indenture dated September 6, 1995, among          *
        the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee.

  4.8   Purchase Agreement made as of May 18, 1995, between AEC Americas      *
        Inc. and Bain Capital Fund IV L.P., Bain Capital Fund IV-B L.P.,
        BCIP Associates and BCIP Trust Associates, L.P.

  4.9   Parent Covenant Agreement dated as of May 18, 1995, by and between    *
        Alliance Entertainment Corp., AEC Americas, Inc. and Bain Capital
        Fund IV L.P., Bain Capital Fund IV-B L.P., BCIP Associates and
        BCIP Trust Associates, L.P.

  4.10  Third Supplemental Indenture dated February 26, 1996, among the      24
        Company, the Subsidiary Guarantors and Bankers Trust Company as
        Trustee.

  10.1  Incentive Stock Option Plan for Executives of Jerry Bassin, Inc.      *

  10.2  1992 Non-Qualified Stock Option Plan.                                 *

  10.3  1993 Stock Option Plan.                                               *

Exhibit No.                    Exhibit Description                      Page No.


  10.4  1993 Stock Option Incentive Plan.                                     *

  10.5  Form of Employment Agreement dated as of March 16, 1995, between      *
        the Company and Joseph J. Bianco.

  10.6  Form of Employment Agreement dated as of March 16,1995, between       *
        the Company and Anil K. Narang.

  10.7  Form of Employment Agreement dated as of March 16, 1995, between      *
        the Company and Jerry Bassin.

  10.8  Form of Employment Agreement dated as of March 16, 1995, between      *
        the Company and Elliot B. Newman.

  10.9  Employment Agreement dated as of December 11, 1992, between           *
        Encore Distributors, Inc. and R. Tobias Knobel.

  10.10 Lease dated March 25, 1993, between Howard L. Bellowe and E. James    *
        Judd (as Landlord) and Encore Distributors, Inc., relating to the premises located at 2345 Delgany Street, Denver, Colorado.

  10.11 Lease dated November 30, 1992, between Harriet Shapiro and Jerry      *
        Bassin, Inc., relating to the premises located at 15959 N.W. 15th Avenue, Miami, Florida, as amended.

  10.12 Stock Sale Agreement dated December 11, 1992, between R. Tobias       *
        Knobel and the Registrant.

  10.13 Merger Agreement dated August 11, 1993, among the Registrant,         *
        CD Acquisition Corp., Titus Oaks Records, Inc., Alan Meltzer and
        Diana Meltzer.

  10.14 Engagement Letter dated October 29, 1992, between the Registrant      *
        and Tucker Anthony Incorporated.

  10.15 Amendment of Stock Sale Agreement and Employment Agreement dated      *
        as of September 30, 1993, between R. Tobias Knobel and the
        Registrant.

  10.16 Form of Employment Agreement dated as of March 14, 1994, between      *
        the Registrant and Eric S. Weisman.

  10.17 Form of 1994 Long-Term Incentive and Share Award Plan.                *

  10.18 Form of Amendment to the 1994 Long-Term Incentive and Share Award     *
        Plan.

  10.19 Engagement Letter dated September 9, 1993, between the Registrant     *
        and PaineWebber Incorporated.

Exhibit No.                     Exhibit Description                     Page No.


  10.20 Engagement Letter dated May 27, 1993, between the Registrant and      *
        Bear, Stearns & Co., Inc.

  10.21 Asset Purchase Agreement dated December 16, 1993, between the         *
        Registrant and Nova Distributing Corp.

  10.22 Merger Agreement dated as of February 4, 1994, between the Registrant * and Airlie, Inc.

  10.24 Stock Purchase Agreement dated as of April 17, 1994, by and among     *
        Alliance, Premier Artists Services and the shareholders thereof.

  10.25 Offer Document dated July 28, 1994, from AEC Holdings (UK) Limited    *
        to the Shareholders of Castle and press release issued in the United Kingdom in connection therewith.

  10.26 Lease between the Registrant and The Northwestern Mutual Life         *
        Insurance Company dated January 12, 1995, relating to the premises located at 15050 Shoemaker Avenue, Santa Fe Springs, California.

  10.27 Third Amended and Restated Credit Agreement and Guaranty dated as of * July 25, 1995, among the Company, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent.

  10.28 Merger Agreement dated as of September 1, 1995, relating to One       *
        Way Records, Inc.

  10.29 Merger Agreement dated as of September 1, 1995, relating to Deja      *
        Vu Music, Inc.

  10.30 Management Consulting Agreement dated as of May 10, 1995, among       *
        Alliance Entertainment Corp. and Bain Capital, Inc.

  10.31 Merger Agreement by and between the Company, INDI Acquisition Corp.   *
        and INDI Holdings, Inc., dated July 17, 1995.

  10.32 Employment Agreement dated as of July 1, 1995, between the Company   31
        and Christopher J. Joyce.

  10.33 Quota Purchase Agreement dated October 11, 1995, relating to the     39
        acquisition of Distribuidora de Discos E Fitas Canta Brasil Ltda.

  11.1  Statement Re: Computation of Earnings (Loss) per Share.               *

  27.1  Financial Data Schedule.                                             57

_____________________

*    Incorporated by reference.