Form 10-Q
period 1996-06-30
ALLIANCE ENTERTAINMENT CORP
filed 1996-08-14
CIK 885066

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 1996
                             or
[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

- ----------------------------------   TO     ----------------------------------.

                         Commission File Number 1-13054

                           ALLIANCE ENTERTAINMENT CORP.
               (Exact name of registrant as specified in its charter)

        Delaware                                         13-3645913
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


  110 East 59th Street, New York, New York                              10022

(Address of principal executive offices)                             (Zip Code)


                                 (212) 935-6662
              ( Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes / X / No / /

As of August 9, 1996, the number of shares outstanding of the issuer's common stock was 38,006,094.

                             ALLIANCE ENTERTAINMENT CORP.


PART I--FINANCIAL INFORMATION

                                                                           Page


Item 1.     Financial Statements

            Consolidated Balance Sheets                                       3

            Consolidated Statements of Operations                             4

            Consolidated Statement of Stockholders'  Equity                   5

            Consolidated Statements of Cash Flows                             6

            Notes to Consolidated Financial Statements                        8

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9

PART II--OTHER INFORMATION

Item 1.     Legal Proceedings                                                15


Item 6.     Exhibits and Reports on Form 8-K                                 16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                           (Amounts in Thousands, Except Share Data)
                                                                       December 31,     June 30,
                                                                           1995           1996
                                                                      -------------   ----------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                       $       12,852  $        5,939
    Accounts receivable, less allowance for
     doubtful accounts                                                     193,785         147,117
    Inventory                                                              192,604         174,457
    Advances and other prepaid expenses                                     24,609          28,521
    Refundable income taxes                                                    783          12,644
    Deferred income taxes                                                    9,061          11,752
                                                                    --------------- ---------------
           Total current assets                                            433,694         380,430
                                                                    --------------- ---------------
INVESTMENTS, at cost                                                           782             785
PROPERTY AND EQUIPMENT                                                      24,826          25,131
COPYRIGHTS, less accumulated amortization                                   64,150          66,080
COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED,
    less accumulated amortization                                           97,262          96,015
COVENANTS NOT TO COMPETE, less accumulated
    amortization                                                            10,586           9,476
DEFERRED INCOME TAXES                                                        1,894           2,461
OTHER ASSETS, less accumulated amortization                                 12,214          11,639
                                                                      -------------   -------------


TOTAL ASSETS                                                        $      645,408  $      592,017
                                                                    ===============   =============



CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY
    Notes payable                                                   $       73,700  $       80,311
    Current maturities of long-term debt                                     8,983           9,567
    Current obligations under capital leases                                   432             447
    Accounts payable and accrued expenses                                  229,088         193,841
    Income taxes payable                                                       434           3,820
                                                                    --------------- ---------------
           Total current liabilities                                       312,637         287,986
                                                                    --------------- ---------------
LONG-TERM DEBT                                                             234,622         231,018
OBLIGATIONS UNDER CAPITAL LEASES                                               367             306
DEFERRED INCOME TAXES                                                        8,955           8,285
COMMITMENTS
STOCKHOLDERS' EQUITY
    Common stock, $.0001 par  value, 100,000,000
        shares authorized, shares issued and outstanding
        1995 35,638,331; 1996 37,956,094                                         3               3
    Additional paid-in capital                                              71,276          74,177
    Employee notes for stock purchases                                        (67)            (67)
    Retained earnings (deficit)                                             17,369         (9,156)
    Foreign currency translation adjustment                                    246           (535)
                                                                    --------------- ---------------
           Total stockholders' equity                                       88,827          64,422
                                                                    --------------- ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $      645,408  $      592,017
                                                                    =============== ===============

           The accompanying notes are an integral part of these financial statements.


                         ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                           (Amounts in Thousands, Except Share Data)

                                                           Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                    ------------------------------- ------------------------------
                                                          1995            1996            1995           1996
                                                    --------------- --------------- --------------- --------------

Net sales                                           $      158,768  $      163,168  $      309,017  $     339,356

Cost of sales                                              127,846         142,072         249,420        285,466
                                                    --------------- --------------- --------------- --------------

           Gross profit                                     30,922          21,096          59,597         53,890

Selling, general and administrative expenses                19,726          36,310          39,262         67,479
Amortization of intangible assets                            2,479           2,906           4,946          5,754
                                                    --------------- --------------- --------------- --------------

                                                            22,205          39,216          44,208         73,233
                                                    --------------- --------------- --------------- --------------

                                                             8,717        (18,120)          15,389       (19,343)
                                                    --------------- --------------- --------------- --------------

Other income (expense)
    Amortization of deferred financing costs                 (247)           (467)           (491)          (936)
    Other income (expense) - net                             (175)           (977)            (82)          (773)
    Interest expense                                       (3,755)         (8,585)         (7,300)       (16,841)
                                                    --------------- --------------- --------------- --------------
                                                           (4,177)        (10,029)         (7,873)       (18,550)
                                                    --------------- --------------- --------------- --------------

        Income (loss) before income taxes                    4,540        (28,149)           7,516       (37,893)

Provision (benefit) for income taxes                         1,952         (6,252)           3,232       (11,368)
                                                    --------------- --------------- --------------- --------------

        Net income (loss)                           $        2,588  $     (21,897)  $        4,284  $    (26,525)
                                                    =============== =============== =============== ==============

Earnings (loss) per common share and
    common share equivalents                        $          .07  $        (.59)  $          .12  $      (0.72)
                                                    =============== =============== =============== ==============

Weighted average number of shares of
    common stock and equivalents outstanding            37,199,379      36,996,375      36,070,404     36,797,213
                                                    =============== =============== =============== ==============


           The accompanying notes are an integral part of these financial statements.



                            ALLIANCE ENTERTAINMENT CORP. AND SUBISIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (Unaudited)
                               (Amounts in Thousands, Except Share Data)

                                                                                        Employee                       Foreign
                                                                       Additional      Notes for                       Currency
                                                         Common         Paid-In          Stock         Retained       Translation
                                                         Stock          Capital        Purchases       Earnings       Adjustment
                                                    --------------- --------------- --------------- -------------- ---------------

Balance at December 31, 1995                        $            3  $       71,276  $          (67) $      17,369  $          246

    Exercise of options and warrants for 2,317,763 shares
        of common stock                                          -           2,901                -             -               -
    Net income (loss)                                            -               -                -       (26,525)              -
    Translation adjustment                                       -               -                -             -             (781)

                                                    =============== =============== =============== ============== ===============
Balance at June 30, 1996                            $            3  $       74,177  $          (67) $      (9,156) $         (535)
                                                    =============== =============== =============== ============== ===============









           The accompanying notes are an integral part of these financial statements.






                    ALLIANCE ENTERTAINMENT CORP. AND SUBISIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                (Amounts in Thousands)

                                                                          Six Months Ended
                                                                               June 30,
                                                                    -------------------------------
                                                                          1995            1996
                                                                    --------------- ---------------
Cash Flows From Operating Activities
    Net income (loss)                                               $        4,284         (26,525)

    Adjustments to  reconcile  net income  (loss) to net cash used in  operating activities:
        Depreciation and amortization                                        7,265           9,723
    Change in assets and liabilities:
        Decrease in accounts receivable                                      4,534          47,313
        (Increase) decrease in inventory                                   (10,523)         17,791
        (Increase) in prepaid expenses and other                            (6,419)         (4,050)
        (Increase) decrease in deferred income taxes                         2,490          (3,927)
        (Decrease) in accounts payable and
           accrued expenses                                                (26,130)        (38,661)
        (Decrease) in income taxes payable                                  (5,783)         (8,477)
                                                                    --------------- ---------------

        Net cash used in operating activities                              (30,282)         (6,813)
                                                                    --------------- ---------------


Cash Flows From Investing Activities
    Purchase of property and equipment                                      (4,856)         (3,097)
    (Increase) in copyrights                                                (4,754)         (4,052)
    (Increase) in other assets                                              (1,012)           (417)
    Purchase of businesses including costs,
        net of cash acquired                                                  (155)             225
                                                                    --------------- ---------------

        Net cash used in investing activities                              (10,777)         (7,341)
                                                                    --------------- ---------------


Cash Flows From Financing Activities
    Increase in excess of outstanding
        checks over bank balance                                             1,699             824
    Proceeds from issuance of  stock                                        10,161           2,901
    Proceeds from borrowings                                               122,522         145,740
    Payments on borrowings                                                 (95,764)       (142,195)
    Payments for financing costs                                               (43)            (29)
                                                                    --------------- ---------------

        Net cash provided by financing activities                           38,575           7,241
                                                                    --------------- ---------------

Net decrease in cash and cash equivalents                                   (2,484)         (6,913)

Cash and cash equivalents
    Beginning of period                                                      8,230          12,852
                                                                    --------------- ---------------

    End of period                                                   $        5,746  $        5,939
                                                                    =============== ===============


                      ALLIANCE ENTERTAINMENT CORP. AND SUBISIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                     (Unaudited)
                               (Amounts in Thousands)

                                                                           Six Months Ended
                                                                              June 30,
                                                                    -------------------------------
                                                                          1995            1996
                                                                    --------------- ---------------
Supplemental Disclosure of Cash Flow Information

    Cash payments for interest                                      $        8,220  $       15,778
    Cash payments for income taxes                                  $        5,276  $        1,180


Supplemental Disclosure of Noncash Investing and Financing Activities

    Common stock issued to employees for notes                      $           25  $            -







           The accompanying notes are an integral part of these financial statements.

                      ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Interim Financial Information

The unaudited balance sheet as of June 30, 1996 and the unaudited statements of operations, cash flows and stockholders' equity for the three month and six month periods ended June 30, 1995 and 1996 (interim financial information), are unaudited and have generally been prepared on the same basis as the audited financial statements. In the opinion of Alliance Entertainment Corp. (the "Company"), the interim financial information includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The results of operations for the three months and six months ended June 30, 1996, may not be indicative of the operating results for the full year or any interim period.

Certain amounts have been reclassified to conform with the presentation in the current period.

Restructuring Charges

During the second quarter the Company recognized certain non-recurring expenses (the "Restructuring Charges") relating to the consolidation and restructuring of certain of the Company's distribution operations as well as charges relating to the current industry climate which totaled $17.5 million. Approximately $11.0 million of these charges resulted in an increase to cost of goods sold, while the remaining $6.5 million was a charge against selling, general and administrative expenses. The Restructuring Charges relating to the Company's distribution operations include costs relating to the closure of existing facilities and consolidation of operations in the Coral Springs, Florida facility including, lease termination costs, severance and other incremental costs as well as expenses relating to the further reduction of inventory levels once the consolidation has been completed. The Restructuring Charges relating to the current industry environment relate to further strengthening the Company's reserve position with regard to customer returns, return penalties to vendors, and allowance for doubtful accounts.

$42.25 Million Issuance of Convertible Preferred Stock

On July 16, 1996, the Company entered into a Preferred Stock Purchase Agreement with BT Capital Partners, Inc. ("BT"), an affiliate of Bankers Trust New York Corporation, and BCI Growth IV, LP ("BCI"), (the "Preferred Stock Purchase Agreement"), pursuant to which the Company issued a total of $42.25 million of new preferred stock, the proceeds of which will be used to fund the purchase of catalog and other proprietary rights and for general corporate purposes. BT purchased $35 million and BCI purchased $7.25 million of the preferred stock. The preferred stock has a cumulative dividend rate of 7 7/8% per annum, payable in additional shares of preferred stock. After stockholder approval of the preferred stock conversion right is obtained, the preferred stock will be convertible into shares of the Company's common stock at a conversion rate equal to $7.25 per share of common stock. In connection with the preferred stock issuance, the Company amended and restated its term loans and revolving credit agreements to, among other things, waive any mandatory prepayment of the term loans with respect to this issuance.

EMI Catalog Distribution Agreement

On June 21, 1996, the Company and EMI-Capitol Music Group North America entered into an exclusive Distribution Agreement (the "Distribution Agreement") under which Alliance will market and sell selected EMI-Capitol catalog titles in the United States. The five year agreement (which contains Alliance annual purchase commitments of approximately $16 million) encompasses approximately 450 deep catalog titles by such diverse artists as Judy Garland, The Band, Willie Nelson, Ashford & Simpson and Ten Years After.

Legal Proceedings

Six Palms Litigation Dismissed. On March 15, 1996, an action was commenced against the Company and two unrelated individuals by Six Palms Music Corporation in the United States District Court for the Central District of California. The action sought payment of mechanical royalties to the plaintiff, who purports to be the United States proprietor of background music contained on a record album which was distributed by the Company known as "The Rosary With Pope John Paul II," which consists of the Pope's recitations of the rosary. On July 3,1996, the United States District Court for the Central District of California granted the respondents' motion to dismiss the Plaintiff's action for lack of jurisdiction and proper venue.

New Accounting Pronouncements

The Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," must be implemented by the Company in 1996. This statement requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. This pronouncement is not expected to have a material impact on the financial statements of the Company.

In addition, SFAS No. 123, "Accounting for Stock-Based Compensation" must also be implemented by the Company in 1996. This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. The Company anticipates adopting the disclosure provisions of SFAS No. 123, although the impact of such disclosure has not yet been determined.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview

Alliance Entertainment Corp. ("Alliance" or the "Company") is the largest full service distributor of pre-recorded music and music related products in the United States and is also actively engaged in the acquisition and exploitation of proprietary rights with respect to recorded music, video and video CDs.

Since 1990, the Company has expanded rapidly through several strategic acquisitions, including the acquisition of three of the largest full service distributors of pre-recorded music in the United States, as well as through internal growth. The Company's larger size has enabled it to realize certain economies of scale associated with the purchasing, inventory management, and sales and marketing functions of a large distribution operation. The Company has capitalized on and benefited from the entry and growth of alternative retailers, such as bookstore and consumer electronics chains, into the retail sale of music products and the emergence of superstores which carry large inventories of music products and rely on just-in-time distribution to fill specific inventory requirements.

The Company operates two business segments. The Company's distribution segment is conducted through the One Stop Group, Independent Distribution Group and International Distribution Group. The One Stop Group specializes in the wholesale distribution of all available pre-recorded music product (i.e., pre-recorded music manufactured by the six major record companies: Sony Music, Time Warner, Polygram, MCA, EMI and BMG as well as music manufactured by independent labels). The One Stop Group consists of Bassin Distributors, CD One Stop and Abbey Road Distributors. The Independent Distribution Group (which consists of AEC Label Development, Independent National Distributors, Inc. ("INDI"), One Way Records, Inc. ("One Way") and Passport Music Distribution) specializes in the domestic wholesale distribution of prerecorded music manufactured by third party independent labels on an exclusive and regional basis. Two of these operations, INDI and One Way, were strategic acquisitions that were consumated in the second half of 1995. These acquired business units have historically generated higher gross margins than has the One Stop Group, but also carry a higher degree of risk related to industry conditions due to a greater dependence on new release product and a higher degree of exposure to product returns.

The International Distribution Group specializes in wholesale distribution of pre-recorded music product outside the United States, primarily in Brazil and Canada. The International Distribution Group consists of (i) the Company's Brazilian operations conducted through DisqueMusic Comercial Importadora Ltda., Brasison Distribuidora de Discos Ltda. and Distribuidora de Discos E Fitas Canta Brasil Ltda. (Canta Brasil was acquired by the Company in October 1995) and (ii) the Company's Canadian operation conducted through The St. Clair Entertainment Group Inc.("St. Clair").

The Company's proprietary products business segment is conducted through its Proprietary Products Group. The Proprietary Products Group specializes in the acquisition and commercial exploitation of copyrights owned by the Company. The Company's Proprietary Products Group consists of Castle Communications PLC, Castle Communications (U.S.), Inc., Castle Communications (Brazil) Ltda., Concord Jazz, Inc. and the proprietary products operations of One Way and St. Clair.

Recent Events

Restructuring Charges

During the second quarter the Company recognized certain non-recurring expenses (the "Restructuring Charges") relating to the consolidation and restructuring of certain of the Company's distribution operations as well as charges relating to the current industry climate which totaled $17.5 million. Approximately $11.0 million of these charges resulted in an increase to cost of goods sold, while the remaining $6.5 million was a charge against selling, general and administrative expenses. The Restructuring Charges relating to the Company's distribution operations include costs relating to the closure of existing facilities and consolidation of operations in the Coral Springs, Florida facility including, lease termination costs, severance and other incremental costs as well as expenses relating to the further reduction of inventory levels once the consolidation has been completed. The Restructuring Charges relating to the current industry environment relate to further strengthening the Company's reserve position with regard to customer returns, return penalties to vendors, and allowance for doubtful accounts.

$42.25 Million Issuance of Convertible Preferred Stock

On July 16, 1996, the Company entered into a Preferred Stock Purchase Agreement with BT Capital Partners, Inc. ("BT"), an affiliate of Bankers Trust New York Corporation, and BCI Growth IV, LP ("BCI"), (the "Preferred Stock Purchase Agreement"), pursuant to which the Company issued a total of $42.25 million of new preferred stock, the proceeds of which will be used to fund the purchase of catalog and other proprietary rights and for general corporate purposes. BT purchased $35 million and BCI purchased $7.25 million of the preferred stock. The preferred stock has a cumulative dividend rate of 7 7/8% per annum, payable in additional shares of preferred stock. After stockholder approval of the preferred stock conversion right is obtained, the preferred stock will be convertible into shares of the Company's common stock at a conversion rate equal to $7.25 per share of common stock. In connection with the preferred stock issuance, the Company amended and restated its term loans and revolving credit agreements to, among other things, waive any mandatory prepayment of the term loans with respect to this issuance.

EMI Catalog Distribution Agreement

On June 21, 1996, the Company and EMI-Capitol Music Group North America entered into an exclusive Distribution Agreement (the "Distribution Agreement") under which Alliance will market and sell selected EMI-Capitol catalog titles in the United States. The five year agreement (which contains Alliance annual purchase commitments of approximately $16 million) encompasses approximately 450 deep catalog titles by such diverse artists as Judy Garland, The Band, Willie Nelson, Ashford & Simpson and Ten Years After.

Matrix Software Acquisition

On July 16, 1996, the Company entered into a letter of intent to acquire Matrix Software ("Matrix"). Matrix is the creator of the All-Music and All-Movie Guides, print and software encyclopedic databases widely used by music retailers and the key element of search engines for most On-line/web sites that sell pre-recorded music and video. The transaction is expected to close by September 15, 1996.

Industry Conditions

During the six months ended June 30, 1996, the Company's distribution segment experienced lower than anticipated net sales to its customers as a result of the continued weak music retail environment. This weakness has particularly impacted the Independent Distribution Group, as continued retail store closings have resulted in higher than expected product returns from its customers. During the second quarter, the Company's net sales were negatively impacted by: (i) higher than anticipated customer returns; (ii) limited customer budgets allocated to the purchase of new release and catalog product and (iii) the lack of successful new product released industry wide during 1996.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements of the Company and the notes thereto included elsewhere in this report.

The following table sets forth, for the three months and six months ended June 30, certain operating data as a percentage of net sales.



                                                   Three Months Ended                         Six Months Ended
                                                       June 30 (1)                                June 30 (2)
                                           ------------------------------------  -----------------------------------------

                                                                  1996 Pre-                                  1996 Pre-
                                                                  Restructuring                              Restructuring
                                           1995          1996       Charge          1995          1996         Charge
                                          ------        ------    -------------    ------        ------      -------------

Net Sales                                 100.0%        100.0%        100.0%         100.0%        100.0%        100.0%
Gross Profit                               19.5          12.9          19.7           19.3          15.9          19.1
Selling, General & Administrative          12.4          22.2          18.3           12.7          19.9          17.1
Expenses
Amortization of Intangible Assets           1.6           1.8           1.8            1.6           1.7           1.7
Other income (expense) primarily interest  (2.6)         (6.1)         (6.1)          (2.6)         (5.5)         (5.5)
expense
Provision (benefit) for income taxes        1.2          (3.8)         (1.4)           1.1          (3.4)         (1.6)
Net Income (loss)                           1.6         (13.4)         (5.1)           1.4          (7.8)         (3.6)


(1) Cost of sales and selling, general & administrative expenses for the three months ended June 30, 1996 include Restructuring Charges of $11.0 million and $6.5 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events - Restructuring Charges" and "Results of Operations-Three Months Ended June 30, 1996 vs.Three Months Ended June 30, 1995."

(2) Cost of sales and selling, general & administrative expenses for the six months ended June 30, 1996 include Restructuring Charges of $11.0 million and $9.4 million ($2.9 million of which reflects non-recurring expenses related to the termination of the proposed merger of the Company and Metromedia
International Group, Inc.), respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events Restructuring Charges" and "Results of Operations-Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995."


The following table sets forth, for the three months and six months ended June 30, 1996, certain operating data by business segment, excluding corporate related expenses and assets.


                                                   Three Months Ended                       Six Months Ended
                                                      June 30, 1996                        June 30, 1996
                                                   -------------------                     ------------------
                                                                  Proprietary                            Proprietary
                                            Distribution           Products         Distribution          Products
                                            -------------         ------------      -------------        ------------

Net Sales                                     $147,143             $15,881            $304,206             $34,881
Depreciation & Amortization                        999               1,929               2,184               3,816
Operating Income - Pre-Restructuring             3,921                 129               8,423               1,213
Charges (1)
Operating Income (loss) - Post-                (13,416)                (37)             (8,914)              1,047
Restructuring Charges (1)
Capital Expenditures                               810                 705               1,387               1,053
Identifiable Assets                                                                    312,787             130,333







(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Recent Events - Restructuring Charges"

Three Months Ended June 30, 1996 vs. Three Months Ended June 30, 1995

Net sales increased from $158.8 million for the three months ended June 30, 1995 to $163.2 million for the three months ended June 30, 1996, or 2.8%, as a result of (i) the inclusion of three months of net sales of INDI and One Way; and (ii) increased domestic net sales to existing as well as new customers, despite less than anticipated sales in the industry during this period. Net sales attributable to the Company's distribution segment for the three months ended June 30, 1996 were approximately $147.1 million compared to $143.5 million for the three months ended June 30, 1995. Net sales attributable to the Company's proprietary product segment for the three months ended June 30, 1996 were approximately $15.9 million, compared to $15.3 million for the three months ended June 30, 1995. Net sales for the period in the proprietary products segment were positively impacted by the continued exploitation of acquired catalogs and the expansion of the domestic label groups. During the three months ended June 30, 1996, the Company's distribution segment, in particular the Independent Distribution Group, continued to experience lower than anticipated net sales to its customers in part due to: (i) higher than expected product returns from customers as a result of weak retail sales and store closings, especially with respect to traditional retailers; (ii) limited budgets allocated to the purchase of new product by certain of the Company's customers; and (iii) the lack of successful new product released industry wide during the first and second quarters of 1996. The Company's business is seasonal with the smallest percentage of sales typically occurring in the first quarter and the largest percentage of annual sales typically occurring in the fourth quarter.

The Company's gross margin decreased to 12.9% for the three months ended June 30, 1996 from 19.5% for the three months ended June 30, 1995. Excluding the impact of the Restructuring Charges in cost of sales, the Company's gross margin would have been 19.7% for the three months ended June 30, 1996. For the three months ended June 30, 1996, the gross margin of the distribution segment was 9.4%, compared to 17.5% for the three months ended June 30, 1995. Prior to the impact of the Restructuring Charges, gross margins for this segment would have been 16.9% for the three months ended June 30, 1996. For the three months ended June 30, 1996, the gross margin of the proprietary products segment was 44.5% compared to 38.3% for the three months ended June 30, 1995.

Selling, general and administrative expenses increased from $19.7 million, or 12.4% of net sales, for the three months ended June 30, 1995 to $36.3 million, or 22.2% of net sales, for the three months ended June 30, 1996. The Company's selling, general and administrative expenses as a percentage of net sales increased on an overall basis in the period for several reasons including: (i) Restructuring Charges of approximately $6.5 million; (ii) the incremental costs of processing higher than anticipated customer returns during the period; (iii) costs associated with the duplication of certain overhead related to the consolidation of operations within the One Stop Group which is anticipated to be completed in the third and fourth quarter of 1996; and (iv) the inclusion of three months results for INDI and One Way which typically carry higher expenses as a percentage of sales.

Net income for the three months ended June 30, 1995 was $2.6 million compared to a net loss in the three months ended June 30, 1996 of $21.9 million primarily as a result of the results of operations and the Restructuring Charges discussed above combined with increased interest expense of $4.8 million resulting from:
(a) higher interest rates associated with the Company's borrowings under the

11 1/4% Senior Subordinated Notes, the proceeds of which were utilized to finance strategic acquisitions; (b) increased working capital requirements related to the increase in sales, as well as the working capital needs of recently acquired companies; and (c) an on-going timing difference between the financing of copyright acquisitions by the Proprietary Products Group and the generation of sales associated with products produced pursuant to such acquired rights.

Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995

Net sales increased from $309 million for the six months ended June 30, 1995 to $339.4 million for the six months ended June 30, 1996, or 9.8%, as a result of
(i) the inclusion of six months of net sales of INDI and One Way; and (ii) increased domestic net sales to existing as well as new customers, despite less than anticipated sales in the industry during this period. Net sales attributable to the Company's distribution segment for the six months ended June 30, 1996 were approximately $304.2 million compared to $276.8 million for the six months ended June 30, 1995. Net sales attributable to the Company's proprietary product segment for the six months ended June 30, 1996 were approximately $34.9 million, compared to $32.2 million for the six months ended June 30, 1995. Net sales for the period in the proprietary products segment were positively impacted by the continued exploitation of acquired catalogs and the expansion of the domestic label groups. During the six months ended June 30, 1996, the Company's distribution segment, in particular the Independent Distribution Group, continued to experience lower than anticipated net sales to its customers in part due to: (i) higher than expected product returns from customers as a result of weak retail sales and store closings, especially with respect to traditional retailers; (ii) limited budgets allocated to the purchase of new product by certain of the Company's customers; and (iii) the lack of successful new product released industry wide during the first and second quarters of 1996. The Company's business is seasonal with the smallest percentage of sales typically occurring in the first quarter and the largest percentage of annual sales typically occurring in the fourth quarter.

The Company's gross margin decreased to 15.9% for the six months ended June 30, 1996 from 19.3% for the six months ended June 30, 1995. Excluding the impact of the Restructuring Charges in cost of sales, the Company's gross margin would have been 19.1% for the six months ended June 30, 1996. For the six months ended June 30, 1996, the gross margin of the distribution segment was 12.8%, compared to 16.6% for the six months ended June 30, 1995. Prior to the impact of the Restructuring Charges, gross margins for this segment would have been 16.4% for the six months ended 1996. For the six months ended June 30, 1996, the gross margin of the proprietary products segment was 42.5% compared to 42% for the six months ended June 30, 1995.

Selling, general and administrative expenses increased from $39.3 million, or 12.7% of net sales, for the six months ended June 30, 1995 to $67.5 million, or 19.9% of net sales, for the six months ended June 30, 1996. The Company's selling, general and administrative expenses as a percentage of net sales increased on an overall basis in the period for several reasons including: (i) non-recurring charges of approximately $9.4 million associated with the Restructuring Charges, and with expenses related to the termination of the proposed merger of the Company and Metromedia International Group, Inc.; (ii) the incremental costs of processing higher than anticipated customer returns during the period; (iii) costs associated with the duplication of certain overhead related to the consolidation of operations within the One Stop Group which is anticipated to be completed in the third and fourth quarter of 1996; and (iv) the inclusion of six months results for INDI and One Way which typically carry higher expenses as a percentage of sales.

Net income for the six months ended June 30, 1995 was $4.3 million compared to a net loss in the six months ended June 30, 1996 of $26.5 million primarily as a result of the results of operations, the Restructuring Charges discussed above, and increased interest expense of $9.5 million resulting from: (a) higher interest rates associated with the Company's borrowings under the 11 1/4% Senior Subordinated Notes, the proceeds of which were utilized to finance strategic acquisitions; (b) increased working capital requirements related to the increase in sales, as well as the working capital needs of recently acquired companies; and (c) an on-going timing difference between the financing of copyright acquisitions by the Proprietary Products Group and the generation of sales associated with products produced pursuant to such acquired rights.

Liquidity and Capital Resources

Cash Used in Investing Activities

The Company's capital expenditures for the six months ended June 30, 1996, were $4.6 million compared to $4.9 million for the six months ended June 30, 1995. The Company anticipates that capital expenditures for the twelve months ended December 31, 1996 will be approximately $11 million primarily related to the Company's consolidation and modernization program (including approximately $5.8 million for improvements and equipment for the newly acquired facility in Coral Springs, Florida), as well as for general maintenance.

The Company spent $4.1 million for the acquisition of proprietary music rights in the six months ended June 30, 1996, compared to $4.8 million for the six months ended June 30, 1995. The Company anticipates continued expenditures related to the acquisition of proprietary music rights as opportunities are presented that are consistent with the Company's long term objectives.

Cash Provided from Financing Activities

The Company anticipates that while cash flows from operations will be sufficient to satisfy its debt service obligations, the cash flows required for the anticipated growth of the Company and the Company's capital expenditure program will be provided primarily by borrowings under the Company's Credit Agreement. In addition, on July 16, 1996, the Company entered into a Preferred Stock Purchase Agreement with BT Capital Partners, Inc. and BCI Growth IV, LP, pursuant to which the Company issued a total of $42.25 million of new preferred stock, the proceeds of which will be used to fund the purchase of catalog and other proprietary rights and for general corporate purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Recent Events - $42.25 Million Issuance of Convertible Preferred Stock". In addition, the Company also receives proceeds from the issuance of common stock upon the exercise of stock options and warrants.


FORWARD-LOOKING STATEMENTS

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the factors that could cause actual results to differ materially are the following: availability of new release product, pricing strategies of competitors, product returns from customers and overall economic conditions.

PART II - OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

Six Palms Litigation Dismissed

On March 15, 1996, an action was commenced against the Company and two unrelated individuals by Six Palms Music Corporation in the United States District Court for the Central District of California. The action sought payment of mechanical royalties to the plaintiff, who purports to be the United States proprietor of background music contained on a record album which was distributed by the Company known as "The Rosary With Pope John Paul II," which consists of the Pope's recitations of the rosary. On July 3, 1996, the United States District Court for the Central District of California granted the respondents' motion to dismiss the plaintiff's action for lack of jurisdiction and proper venue.

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

3.2 By-Laws, as amended.*

4.1 Restated Stockholders' Agreement dated as of November 30, 1993.(Incorporated by reference from Exhibit 4.1 filed in the Registrant's Registration Statement on Form S-3 dated September 22, 1995 (Registration No. 33-97280).)

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

4.5 Registration Rights Agreement dated July 25, 1995, among the Company, the Subsidiary Guarantors and the Initial Purchasers. (Incorporated by reference from exhibit 4.3 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No. 33- 95386).)

4.6 Purchase Agreement dated July 18, 1995, among the Company, the Guarantors and the Initial Purchasers. (Incorporated by reference from Exhibit 4.4 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No. 33-95386).)




- -------------------------
* Filed herewith

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

4.9 Parent Covenant Agreement dated as of May 18, 1995, by and between Alliance Entertainment Corp., AEC Americas, Inc. and Bain Capital Fund IV L.P., Bain
Capital Fund IV-B L.P., BCIP Associates and BCIP Trust Associates, L.P. (Incorporated by reference from Exhibit 4.6 filed in the Registrant's Form 10-Q for the period ended June 30, 1995 (File No 1-13054).)

4.10 Third Supplemental Indenture dated February 26, 1996, among the Company, the Subsidiary Guarantors and Bankers Trust Company as Trustee. (Incorporated by reference from Exhibit 4.10 filed in the Registrant's Form 10-Q for the period ended March 31, 1996 (File No. 1-13054).)

4.11 Preferred Stock Purchase Agreement dated July 16, 1996, between the Company, BT Capital Partners, Inc. and BCI Growth IV, L.P. (Incorporated by reference from Exhibit 4.11 filed in the Registrant's Form 8-K dated July 16, 1996. (File No.1-13054).)

10.1 Incentive Stock Option Plan for Executives of Jerry Bassin, Inc. (Incorporated by reference from Exhibit 10.1 filed as a part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

10.2 1992  Non-Qualified  Stock Option  Plan.  (Incorporated  by reference  from
Exhibit 10.2 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No.33-68816).)

10.3 1993 Stock Option Plan. (Incorporated by reference from Exhibit10.3 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

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

10.6 Form of Employment Agreement dated as of March 16,1995, between the Company and Anil K. Narang. (Incorporated by reference from Exhibit 10.47 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No.33-95386).)

10.7 Form of Employment Agreement dated as of March 16, 1995, between the Company and Jerry Bassin. (Incorporated by reference from Exhibit 10.48 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No. 33-95386).)

10.8 Form of Employment Agreement dated as of March 16, 1995, between the Company and Elliot B. Newman.(Incorporated by reference from Exhibit 10.49 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No.33-95386).)

10.9 Employment Agreement dated as of December 11, 1992, between Encore Distributors, Inc. and R. Tobias Knobel (Incorporated by reference from Exhibit
10.9 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

10.10 Lease dated March 25, 1993, between Howard L. Bellowe and E. James Judd (as Landlord)and Encore Distributors, Inc., relating to the premises located at 2345 Delgany Street, Denver, Colorado. (Incorporated by reference from Exhibit
10.11 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33- 68816).)

10.11 Lease dated November 30, 1992, between Harriet Shapiro and Jerry Bassin, Inc., relating to the premises located at 15959 N.W. 15th Avenue, Miami, Florida, as amended. (Incorporated by reference from Exhibit 10.13 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No.33-68816).)

10.12 Stock Sale Agreement dated December 11, 1992, between R.Tobias Knobel and the Registrant. (Incorporated by reference from Exhibit 10.20 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33- 68816).)

10.13 Merger Agreement dated August 11, 1993, among the Registrant, CD Acquisition Corp., Titus Oaks Records, Inc., Alan Meltzer and Diana Meltzer. (Incorporated by reference from Exhibit 10.21 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

10.14 Engagement Letter dated October 29, 1992, between the Registrant and Tucker Anthony Incorporated.(Incorporated by reference from Exhibit 10.22 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

10.15  Amendment of Stock Sale Agreement and Employment  Agreement dated as
of  September  30,  1993,   between  R.  Tobias   Knobel  and  the   Registrant.
(Incorporated by reference from Exhibit 10.23 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1- 13054).)

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

10.20 Engagement Letter dated May 27, 1993, between the Registrant and Bear, Stearns & Co., Inc. (Incorporated by reference from Exhibit 10.31 filed in the Registrant's Form 10-K for the year ended December 31, 1993 File No. 1-13054).)

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

10.26 Lease between the Registrant and The Northwestern Mutual Life Insurance Company dated January 12, 1995, relating to the premises located at 15050 Shoemaker Avenue, Santa Fe Springs, California. (Incorporated by reference from
Exhibit 10.45 filed in the Registrant's Form 10-K for the fiscal year ended December 31, 1994 (File No.1-13054).)

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

10.30 Management Consulting Agreement dated as of May 10, 1995, among Alliance Entertainment Corp. and Bain Capital, Inc.(Incorporated by reference from
Exhibit 10.51 filed in the Registrant's Form 10-Q for the period ended June 30, 1995 (File No. 1-13054).)

10.31 Merger Agreement by and between the Company, INDI Acquisition Corp. and INDI Holdings, Inc., dated July 17, 1995.(Incorporated by reference from Exhibit
2.3 filed in the Registrant's Form 10-Q for the period ended June 30, 1995. (File No.1-13054).)

10.32 Employment Agreement dated as of July 1, 1995, between the Company and Christopher J. Joyce.(Incorporated by reference from Exhibit 10.32 filed in the Registrant's Form 10-Q for the Quarter ended March 31, 1996.(File No. 1-13054).)

10.33 Quota Purchase Agreement dated October 11, 1995, relating to the acquisition of Distribuidora de Discos E Fitas Canta Brasil Ltda.(Incorporated by reference from Exhibit 10.33 filed in the Registrant's Form 10-Q for the Quarter ended March 31, 1996. (File No. 1-13054).)

10.34 Distribution  Agreement dated June 21, 1996, between the Company and
EMI-Capitol Music  Group.   (Incorporated  by  reference  from  Exhibit 2  filed
with  the Registrant's  Form 8-K dated June 21, 1996. (File No. 1-13054).)

10.35 Letter of Intent dated July 1, 1996 between the Company and Matrix Software, Inc.*

10.36 First Amendment to Third Amended and Restated Credit Agreement and Guaranty dated as of September 30, 1995, among the Company, AEC Holdings (UK) Limited, Castle Communication Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent.*

10.37 Second Amendment to Third Amended and Restated Credit Agreement and Guaranty dated as of December 31, 1995, among the Company, AEC Holdings (UK) Limited, Castle Communication Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent.*

 10.38 Third Amendment to Third Amended and Restated Credit Agreement and Guaranty dated as of June 30, 1996, among the Company, AEC Holdings (UK) Limited, Castle Communication Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent.*

11.1 Statement Re: Computation of Earnings (Loss) per Share. (Incorporated by reference from Exhibit 11.1 filed with the Registrant's Form 10-K for the year ended December 31, 1995. (File No. 1-13054).)

27.1 Financial Data Schedule.*

           (b)   Reports on Form 8-K

The Company's Current Report on Form 8-K, dated July 16, 1996, related to the issuance of $42.25 million of Preferred Stock by the Company to BT Capital and BCI Growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events - Preferred Stock Issuance"

The Company's Current Report on Form 8-K, dated June 21, 1996, related to the execution of the Distributorship Agreement entered in between the Company and EMI-Capitol Music Group North America. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events - EMI Catalog Distribution Agreement"












- -------------------------
* Filed herewith

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ALLIANCE ENTERTAINMENT CORP.




                                           By:  /s/ Timothy Dahltorp
                                           ------------------------------------
                                           Timothy Dahltorp
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer









Date: August 14, 1996

                                  Exhibit Index

Exhibit No.                  Exhibit Description              Page No.

2.1                          Merger Agreement dated              *
                             December 20, 1995, by
                             and among Metromedia
                             International Group, Inc.,
                             Alliance Merger Corp.
                             and the Registrant.

2.2                          Termination and Release             *
                             Agreement dated April
                             29, 1996.

3.1                          Certificate of                      *
                             Incorporation, as amended.

3.2                          By-Laws, as amended.                29

4.1                          Restated Stockholders'              *
                             Agreement dated as of
                             November 30, 1993.

4.2                          Amendment to Restated               *
                             Stockholders' Agreement
                             dated as of May 18, 1995.

4.3                          Indenture dated July 25,            *
                             1995, among the
                             Company, the Subsidiary
                             Guarantors and Bankers
                             Trust Company, as trustee.

4.4                          First Supplemental                  *
                             Indenture dated July 26,
                             1995, among the
                             Company, the Subsidiary
                             Guarantors and Bankers
                             trust Company, as trustee.

4.5                          Registration Rights                 *
                             Agreement dated July 25, 1995,
                             among the Company, the Subsidiary
                             Guarantors and the Initial
                             Purchasers.

4.6                          Purchase Agreement dated           *
                             July 18, 1995, among the
                             Company, the Guarantors and
                             the Initial Purchasers.

4.7                          Supplemental Indenture             *
                             dated September 6, 1995, among
                             the Company, the Subsidiary
                             Guarantors and Bankers Trust
                             Company, as trustee.

4.8                          Purchase Agreement made            *
                             as of May 18, 1995,
                             between AEC Americas
                             Inc. and Bain Capital
                             Fund IV L.P., Bain
                             Capital Fund IV-B L.P.,
                             BCIP Associates and
                             BCIP Trust Associates,L.P.

4.9                          Parent Covenant Agreement          *
                             dated as of May 18, 1995,
                             by and between Alliance
                             Entertainment Corp.,
                             AEC Americas, Inc. and
                             Bain Capital Fund IV
                             L.P., Bain Capital Fund
                             IV-B L.P., BCIP Associates
                             and BCIP Trust Associates, L.P.

4.10                         Third Supplemental                *
                             Indenture dated February
                             26, 1996, among the
                             Company, the Subsidiary
                             Guarantors and Bankers
                             Trust Company as Trustee.

4.11                         Preferred Stock Purchase          *
                             Agreement dated July 16,
                             1996, between the
                             Company, BT Capital
                             Partners, Inc. and BCI
                             Growth IV, L.P.

10.1                         Incentive Stock Option            *
                             Plan for Executives of
                             Jerry Bassin, Inc.

10.2                         1992 Non-Qualified Stock          *
                             Option Plan.

10.3                         1993 Stock Option Plan.           *

10.4                         1993 Stock Option
                             Incentive Plan.

10.5                         Form of Employment                *
                             Agreement dated as of
                             March 16, 1995, between
                             the Company and Joseph
                             J. Bianco.

10.6                         Form of Employment Agreement      *
                             dated as of March 16,1995,
                             between the Company and
                             Anil K. Narang.

10.7                         Form of Employment                *
                             Agreement dated as of
                             March 16, 1995, between
                             the Company and Jerry
                             Bassin.

10.8                         Form of Employment                *
                             Agreement dated as of
                             March 16, 1995, between
                             the Company and Elliot
                             B. Newman.

10.9                         Employment Agreement              *
                             dated as of December 11,
                             1992, between Encore
                             Distributors, Inc. and R.
                             Tobias Knobel.

10.10                        Lease dated March 25, 1993,       *
                             between Howard L. Bellowe
                             and E. James Judd (as Landlord)
                             and Encore Distributors, Inc.,
                             relating to the premises located
                             at 2345 Delgany Street,
                             Denver, Colorado.

10.11                        Lease dated November 30, 1992,    *
                             between Harriet Shapiro
                             and Jerry Bassin, Inc.,
                             relating to the premises
                             located at 15959 N.W. 15th
                             Avenue, Miami, Florida, as
                             amended.

10.12                        Stock Sale Agreement              *
                             dated December 11, 1992,
                             between R. Tobias Knobel
                             and the Registrant.

10.13                        Merger Agreement dated            *
                             August 11, 1993, among
                             the Registrant, CD
                             Acquisition Corp., Titus
                             Oaks Records, Inc., Alan
                             Meltzer and Diana Meltzer.

10.14                        Engagement Letter dated           *
                             October 29, 1992,
                             between the Registrant
                             and Tucker Anthony
                             Incorporated.

10.15                        Amendment of Stock Sale           *
                             Agreement and
                             Employment Agreement
                             dated as of September 30,
                             1993, between R. Tobias
                             Knobel and the Registrant.

10.16                        Form of Employment                *
                             Agreement dated as of
                             March 14, 1994, between the
                             Registrant and Eric S. Weisman.

10.17                        Form of 1994 Long-Term            *
                             Incentive and Share
                             Award Plan.

10.18                        Form of Amendment to              *
                             the 1994 Long-Term
                             Incentive and Share
                             Award Plan.

10.19                        Engagement Letter dated          *
                             September 9, 1993, between
                             the Registrant and PaineWebber
                             Incorporated.

10.20                        Engagement Letter dated          *
                             May 27, 1993, between
                             the Registrant and Bear,
                             Stearns & Co., Inc.

10.21                        Asset Purchase Agreement         *
                             dated December 16, 1993,
                             between the Registrant and
                             Nova Distributing Corp.

10.22                        Merger Agreement dated as        *
                             of February 4, 1994,
                             between the Registrant and
                             Airlie, Inc.

10.24                        Stock Purchase Agreement         *
                             dated as of April 17, 1994,
                             by and among  Alliance,
                             Premier Artists Services
                             and  the  shareholders
                             thereof.

10.25                        Offer Document dated             *
                             July 28, 1994, from AEC
                             Holdings (UK) Limited to the
                             Shareholders of Castle and
                             press release issued in the
                             United Kingdom in connection
                             therewith.

10.26                        Lease between the Registrant     *
                             and The Northwestern Mutual
                             Life Insurance Company
                             dated January 12, 1995,
                             relating to the premises
                             located at 15050 Shoemaker
                             Avenue, Santa Fe Springs,
                             California.

10.27                        Third Amended and Restated        *
                             Credit Agreement and
                             Guaranty dated as of
                             July 25, 1995, among the
                             Company, the Guarantors,
                             the Banks and The Chase Manhattan
                             Bank, N.A., as Agent.

10.28                        Merger Agreement dated            *
                             as of September 1, 1995,
                             relating to One Way
                             Records, Inc.

10.29                        Merger Agreement dated            *
                             as of September 1, 1995,
                             relating to Deja Vu
                             Music, Inc.

10.30                        Management Consulting             *
                             Agreement dated as of
                             May 10, 1995, among
                             Alliance Entertainment Corp.
                             and Bain Capital, Inc.

10.31                        Merger Agreement by and           *
                             between the Company,
                             INDI Acquisition Corp.
                             and INDI Holdings, Inc.,
                             dated July 17, 1995.

10.32                        Employment Agreement              *
                             dated as of July 1, 1995,
                             between the Company and
                             Christopher J. Joyce.

10.33                        Quota Purchase Agreement          *
                             dated October 11, 1995,
                             relating to the acquisition
                             of Distribuidora de Discos E
                             Fitas Canta Brasil Ltda.

10.34                        Distribution Agreement            *
                             dated June 21, 1996,
                             between the Company and
                             EMI-Capital Music
                             Group.

10.35                        Letter of Intent dated July       54
                             1, 1996 between the
                             Company and Matrix
                             Software, Inc.

10.36                        First Amendment to                59
                             Third Amended and Restated
                             Credit Agreement and Guaranty
                             dated as of September 30,
                             1995, among the Company,
                             AEC Holdings (UK) Limited,
                             Castle Communication Limited,
                             the Guarantors, the Banks
                             and The Chase Manhattan Bank,
                             N.A., as Agent.

10.37                        Second Amendment to Third         69
                             Amended and Restated Credit
                             Agreement and Guaranty
                             dated as of December 31, 1995,
                             among the Company,
                             AEC Holdings (UK) Limited,
                             Castle Communication Limited,
                             the Guarantors, the Banks
                             and The Chase Manhattan Bank,
                             N.A., as Agent.

 10.38                       Third Amendment to Third          84
                             Amended and Restated Credit
                             Agreement and Guaranty
                             dated as of June 30, 1996,
                             among the Company, AEC
                             Holdings (UK) Limited,
                             Castle Communication Limited,
                             the Guarantors, the Banks
                             and The Chase Manhattan Bank,
                             N.A., as Agent.

11.1                         Statement Re:                     *
                             Computation of Earnings
                             (Loss) per Share.


27.1                         Financial Data Schedule.








- --------------------------
*Incorporated by Reference