Form 10-Q
period 1996-09-30
ALLIANCE ENTERTAINMENT CORP
filed 1996-11-14
CIK 885066

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               Form 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 1996

                                or

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

----------------------------------   TO   ------------------------------------.

                          Commission File Number  1-13054

                           ALLIANCE ENTERTAINMENT CORP.
               (Exact name of registrant as specified in its charter)

Delaware                                                  13-3645913
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


110 East 59th Street, New York, New York                     10022
(Address of principal executive offices)                  (Zip Code)


                                   (212) 935-6662
             ( Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

     As of November 11, 1996, the number of shares outstanding of the registrant's common stock was 44,764,853.

                      ALLIANCE ENTERTAINMENT CORP.

PART I--FINANCIAL INFORMATION
                                                                      Page
Item 1.  Financial Statements

            Consolidated Balance Sheets                                 4

            Consolidated Statements of Operations                       5

            Consolidated Statement of Stockholders'  Equity             6

            Consolidated Statements of Cash Flows                       7

            Notes to Consolidated Financial Statements                  9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      11

PART II--OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders        20

Item 6.     Exhibits and Reports on Form 8-K                           22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                    (Amounts in Thousands, Except Share Data)
                                                                 December 31,    September 30,
                                                                    1995            1996
                                                              ---------------- --------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                 $        12,852  $      17,736
    Accounts receivable, less allowance for doubtful
       accounts                                                       193,785        153,987
    Inventory                                                         192,604        198,071
    Advances and other prepaid expenses                                24,609         33,535
    Refundable income taxes                                               783         13,441
    Deferred income taxes                                               9,061         13,186
                                                              ---------------- --------------
          Total current assets                                        433,694        429,956
                                                              ---------------- --------------
INVESTMENTS, at cost                                                      782            785
PROPERTY AND EQUIPMENT                                                 24,826         31,074
COPYRIGHTS, less accumulated amortization                              64,150         69,842
COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED,
    less accumulated amortization                                      97,262        102,767
COVENANTS NOT TO COMPETE, less accumulated
    amortization                                                       10,586          8,920
DEFERRED INCOME TAXES                                                   1,894          2,442
OTHER ASSETS, less accumulated amortization                            12,214         17,802
                                                                --------------   ------------
TOTAL ASSETS                                                  $       645,408  $     663,588
                                                              ================   ============
CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY
    Notes payable                                             $        73,700  $      75,452
    Current maturities of long-term debt                                8,983         11,585
    Current obligations under capital leases                              432            439
    Accounts payable and accrued expenses                             229,088        216,855
    Income taxes payable                                                  434
                                                              ---------------- --------------
          Total current liabilities                                   312,637        304,331
                                                              ---------------- --------------
LONG-TERM DEBT                                                        234,622        228,490
OBLIGATIONS UNDER CAPITAL LEASES                                          367            225
DEFERRED INCOME TAXES                                                   8,955          7,819
COMMITMENTS
STOCKHOLDERS' EQUITY
    Series A convertible preferred stock, $.01 par value,
       886,240 shares authorized, shares issued and
       outstanding 1995 0; 1996 422,500 ( $42,962
       liquidation preference)                                        -                    4
    Common stock, $.0001 par  value, 100,000,000
       shares authorized, shares issued and outstanding
       1995 35,638,331; 1996 44,724,845                                     3              4
    Additional paid-in capital                                         71,276        141,825
    Employee notes for stock purchases                                    (67)           (67)
    Retained earnings (deficit)                                        17,369        (18,601)
    Foreign currency translation adjustment                               246           (442)
                                                              ---------------- --------------
          Total stockholders' equity                                   88,827        122,723
                                                              ---------------- --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $       645,408  $     663,588
                                                              ================ ==============


     The accompanying notes are an integral part of these financial statements.


                                                          ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                            (Unaudited)
                                                            (Amounts in Thousands, Except Share Data)

                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
                                                ------------------------------ ----------------------------
                                                     1995           1996            1995           1996
                                                ------------- ---------------- -------------- -------------

Net sales                                       $    182,516  $       160,636  $     491,533  $    499,992

Cost of sales                                        145,696          132,403        395,116       417,869
                                                ------------- ---------------- -------------- -------------

          Gross profit                                36,820           28,233         96,417        82,123

Selling, general and administrative expenses          24,894           31,975         64,156        99,454
Amortization of intangible assets                      3,007            2,891          7,953         8,645
                                                ------------- ---------------- -------------- -------------

                                                      27,901           34,866         72,109       108,099
                                                ------------- ---------------- -------------- -------------

                                                       8,919           (6,633)        24,308       (25,976)
                                                ------------- ---------------- -------------- -------------

Other income (expense)
    Amortization of deferred financing costs            (368)            (452)          (859)       (1,388)
    Other income (expense) - net                        (351)             286           (433)         (487)
    Interest expense                                  (6,096)          (8,994)       (13,396)      (25,835)
                                                ------------- ---------------- -------------- -------------
                                                      (6,815)          (9,160)       (14,688)      (27,710)
                                                ------------- ---------------- -------------- -------------

       Income (loss) before income taxes               2,104          (15,793)         9,620       (53,686)

Provision (benefit) for income taxes                   1,120           (6,348)         4,352       (17,716)
                                                ------------- ---------------- -------------- -------------

       Net income (loss)                        $        984  $        (9,445) $       5,268  $    (35,970)
                                                ============= ================ ============== =============

Earnings (loss) per common share and
    common share equivalents                    $        .03 $           (.23)          .14  $        (.95)
                                                ============= ================ ============== =============

Weighted average number of shares of
    common stock and equivalents outstanding      38,466,650       40,562,141     36,704,040    37,798,670
                                                ============= ================ ============== =============


   The accompanying notes are an integral part of these financial statements.





                                                                    ALLIANCE ENTERTAINMENT CORP. AND SUBISIDIARIES
                                                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                               (Unaudited)
                                                                       (Amounts in Thousands, Except Share Data)


                                                  Capital Stock Issued                         Employee                   Foreign
                                              ----------------------------    Additional       Notes for    Retained      Currency
                                                 Preferred        Common        Paid-In         Stock       Earnings    Translation
                                                  Stock           Stock        Capital         Purchases    (Deficit)   Adjustment
                                             ------------- ---------------- -------------- ------------- --------------------------

Balance at December 31, 1995                    $      -       $        3       $    71,276  $     (67)    $  17,369     $    246

 Exercise of options and warrants for 2,367,763 shares
    of common stock                                    -                -             2,901        -              -            -
 Issuance of 6,718,751 shares of common stock
    for purchase of company                            -                1            26,874        -              -            -
 Issuance of 422,500 shares of series A convertible
    preferred stock                                    4               -             40,774        -              -            -
 Net loss                                              -               -                  -                   (35,970)          -
 Translation adjustment                                -               -                  -        -              -          (688)

                                                ============= ================ ============== ============= ============== ========
Balance at September 30, 1996                   $      4       $        4       $   141,825   $    (67)     $ (18,601)      $ (442)
                                                ============= ================ ============== ============= ============== ========





    The accompanying notes are an integral part of these financial statements.








                                                     ALLIANCE ENTERTAINMENT CORP. AND SUBISIDIARIES
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          (Unaudited)
                                                                     (Amounts in Thousands)

                                                                       Nine Months Ended
                                                                           September 30,
                                                              --------------------------------
                                                                    1995            1996
                                                              ---------------- --------------
Cash Flows From Operating Activities
    Net income (loss)                                         $         5,268        (35,970)

    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Depreciation and amortization                                   11,722         14,326
    Change in assets and liabilities:
       (Increase) decrease in accounts receivable                     (20,876)        46,580
       (Increase) in inventory                                        (63,307)        (5,822)
       (Increase) in prepaid expenses and other                       (10,494)        (9,017)
       (Increase) decrease in deferred income taxes                     2,082         (5,808)
       Increase (decrease) in accounts payable and
          accrued expenses                                             12,741        (17,758)
       (Decrease) in income taxes payable                              (6,099)       (13,092)
                                                              ---------------- --------------

       Net cash used in operating activities                          (68,963)       (26,561)
                                                              ---------------- --------------


Cash Flows From Investing Activities
    Purchase of property and equipment, net                           (16,099)       (10,372)
    (Increase) in copyrights                                          (12,728)        (8,681)
    (Increase) in other assets                                         (2,127)        (5,559)
    Purchase of businesses including costs,
       net of cash acquired                                           (40,267)        12,844
                                                              ---------------- --------------

       Net cash used in investing activities                          (71,221)       (11,768)
                                                              ---------------- --------------


Cash Flows From Financing Activities
    Increase (decrease) in excess of outstanding
       checks over bank balance                                        (1,344)         1,922
    Proceeds from issuance of  stock                                   11,187         43,679
    Proceeds from borrowings                                          436,750        221,382
    Payments on borrowings                                           (307,622)      (223,295)
    Payments for financing costs                                       (6,491)          (475)
                                                              ---------------- --------------

       Net cash provided by financing activities                      132,480         43,213
                                                              ---------------- --------------

Net increase (decrease) in cash and cash equivalents                   (7,704)         4,884

Cash and cash equivalents
    Beginning of period                                                 8,230         12,852
                                                              ---------------- --------------

    End of period                                             $           526  $      17,736
                                                              ================ ==============



                                                      ALLIANCE ENTERTAINMENT CORP. AND SUBISIDIARIES
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                                                            (Unaudited)
                                                                      (Amounts in Thousands)

                                                                       Nine Months Ended
                                                                          September 30,
                                                              -------------------------------
                                                                    1995            1996

                                                              ---------------- --------------

Supplemental Disclosure of Cash Flow Information

    Cash payments for interest                                $        11,125   $    27,375
    Cash payments (received) for income taxes                 $         7,917   $      (482)


Supplemental Disclosure of Noncash Investing and Financing Activities

    Common stock issued to employees for notes                $            15   $      -

    Acquisition of subsidiary
       Cash purchase price, net of cash acquired              $        37,283   $     (12,618)

    Working Capital acquired, net of cash
       and cash equivalents                                   $         6,918   $      5,083
    Fair value of other assets acquired, principally
       property and equipment                                           7,329          1,064
    Copyrights
    Cost in excess of net assets of business acquired                  26,517          8,110
    Covenant not to compete                                             2,500            -
    Long-term debt assumed                                                (81)           -
    Long-term debt incurred                                            (4,600)           -
    Common Stock issued                                                (1,300)       (26,875)
                                                              ---------------- --------------

                                                              $        37,283   $    (12,618)
                                                              ================ ==============


     The accompanying notes are an integral part of these financial statements.



                    ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Interim Financial Information

     The unaudited balance sheet as of September 30, 1996 and the unaudited statements of operations, cash flows and stockholders' equity for the three month and nine month periods ended September 30, 1995 and 1996 (interim financial information), are unaudited and have generally been prepared on the same basis as the audited financial statements. In the opinion of Alliance
Entertainment Corp. (the "Company" or "Alliance"), the interim financial information includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The results of operations for the three months and nine months ended September 30, 1996, may not be indicative of the operating results for the full year or any interim period.

     Certain amounts have been reclassified to conform with the presentation in the current period.

Acquisition of Red Ant L.L.C.

     On August 27, 1996, the Company acquired Red Ant L.L.C., a Delaware limited liability corporation ("Red Ant"), pursuant to the terms of the Stock Acquisition and Merger Agreement, dated August 15, 1996, among Alliance, Alvin
N. Teller, Wasserstein & Co., Inc. ("WCI"), and other parties thereto. The Company acquired all of the outstanding units of Red Ant from Mr. Teller and WCI in exchange for (i) 760,823 shares of the Company's common stock, $.0001 par value per share (the "Common Stock"), issued to Mr. Teller and 5,957,928 shares of Common Stock issued to WCI and its affiliates and (ii) the right for Mr. Teller and WCI and affiliates to receive additional shares of Common Stock contingent upon the market price of the Common Stock achieving defined target prices or upon certain events. In conjunction with the acquisition of Red Ant, Mr. Teller (the former Chairman and Chief Executive Officer of MCA Music) became Co-Chairman, Chief Executive Officer and President of Alliance. The acquisition of Red Ant for shares of the Company's Common Stock with an aggregate value of $26,875,004 resulted in the recognition of costs in excess of net assets acquired in the amount of $8,100,000. Pro-forma financial information has not been presented by the Company with respect to the acquisition of Red Ant because such information would not be materially different from the historical information presented herein.

     The stockholders of the Company ratified the terms of the Company's acquisition of Red Ant at a Special Meeting of the Company's stockholders on October 29, 1996.

Restructuring Charges

     During the first six months of 1996, the Company recognized certain non-recurring expenses of $20.4 million (the "Restructuring Charges") relating to the termination of the proposed merger of the Company and Metromedia International Group, Inc., the consolidation and relocation of two of the Company's warehouse facilities, as well as charges relating to the current industry climate. Approximately $11.0 million of these charges resulted in an increase to cost of goods sold, while the remaining $9.4 million was a charge against selling, general and administrative expenses. The Restructuring Charges (which relate primarily to the Company's One Stop Group distribution operations) include termination costs, severance and other incremental costs relating to the closure of two facilities and relocation of operations in Miami, Florida to the Company's Coral Springs, Florida facility, as well as expenses relating to the further reduction of inventory levels once the relocation is completed. The relocation to the Coral Springs facility is expected to be completed by the first quarter of 1997. The Restructuring Charges pertaining to the current industry environment relate to the further strengthening of the Company's reserve position with regard to customer returns, return penalties to vendors, and allowance for doubtful accounts.

BT Capital and BCI Preferred Stock Issuance.

     On July 16, 1996, the Company entered into a Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement"), with BT Capital Partners, Inc. ("BT"), an affiliate of Bankers Trust, and BCI Growth IV, LP ("BCI"), pursuant to which the Company issued a total of $42.25 million of new preferred stock, the proceeds of which were used to fund the purchase of catalog and other proprietary rights and for general corporate purposes. BT purchased $35 million and BCI purchased $7.25 million of the preferred stock. The preferred stock has a cumulative dividend rate of 7 7/8% per annum, payable in additional shares of preferred stock, and is convertible into shares of the Company's Common Stock at a conversion rate equal to $7.25 per share of Common Stock subject to anti-dilution adjustments.

     The Company's stockholders approved the issuance of shares of Common Stock upon conversion of the preferred stock at a Special Meeting of the Company's stockholders on October 29, 1996.

EMI Catalog Distribution Agreement

     On June 21, 1996, the Company and EMI-Capitol Music Group North America entered into an exclusive Distribution Agreement dated June 21, 1996 under which Alliance will market and sell selected EMI-Capitol catalog titles in the United States. The five year agreement (which contains annual purchase commitments by Alliance of approximately $16 million) encompasses approximately 450 deep catalog titles by such diverse artists as Judy Garland, The Band, Willie Nelson and Ashford and Simpson.

Consolidation Plan

     On November 14, 1996, the Company announced a significant Consolidation Plan (the "Consolidation Plan") involving its North American Distribution operations. The Consolidation Plan calls for the closure of five of the Company's eight domestic American distribution facilities and the centralization of all administrative functions for the Company's One Stop Group and Independent Distribution Group. Additionally, under the Consolidation Plan, the administrative functions of the Company's three domestic proprietary labels (Red Ant, Castle (US) and Concord Jazz) will be consolidated under Red Ant. The Company expects that the Consolidation Plan will require a fourth quarter charge of approximately $28 to $32 million encompassing lease termination costs, severance costs and other expenses relating to the Consolidation Plan of which approximately $18 to $21 million will be cash expenditures. The largest portion of these expenditures will occur during 1997. It is currently anticipated that the

     Consolidation  Plan will be  completed by March 1998.

     Concurrent with the Consolidation Plan, the Company is also evaluating the divestiture of its Brazilian distribution operations and its Premier Artists Services subsidiary. Depending on the results of this evaluation, which is anticipated to be completed in the fourth quarter of 1996, such divestitures could result in impairment charges with respect to certain of the Company's long-lived assets and intangibles under The Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of." At September 30, 1996, the aggregate total investment in and advances to the operations subject to evaluation was $32.2 million.

Fourth Amendment to Third Amended and Restated Credit Agreement

     On September 30, 1996, the Company entered into a Fourth Amendment to the Third Amended and Restated Credit Agreement (the "Restated Credit Agreement") to amend certain definitions and financial covenants for the period ended September 30, 1996, as set forth in the Restated Credit Agreement. The Fourth Amendment to the Restated Credit Agreement did not amend any financial covenants with respect to future periods and there can be no assurances that the Company will be able to comply with the financial covenants set forth in the Restated Credit Agreement with respect to such future periods.

     The Company is in discussions with third parties and certain affiliates with respect to obtaining additional financing necessary to satisfy the Company's debt service obligations, anticipated growth, expected capital expenditure needs and cash expenditures relating to the implementation of the Consolidation Plan. While there can be no assurances that such financing will be consummated, the Company has no reason to believe it will be unable to obtain such financing and satisfy its capital requirements for the foreseeable future.


Accounting Pronouncement on Stock-Based Compensation

     The Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock- Based Compensation" must be implemented by the Company in 1996. This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. The Company anticipates adopting the disclosure provisions of SFAS No. 123, although the impact of such disclosure has not yet been determined.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview

     Alliance Entertainment Corp. ("Alliance" or the "Company") is the largest full service distributor of pre-recorded music and music related products in the United States and is also actively engaged in the acquisition and exploitation of proprietary content rights with respect to recorded music, video and video CDs. In August 1996 as part of its strategy to expand its proprietary content business, Alliance acquired Red Ant L.L.C. ("Red Ant"), a new music label formed by Alvin N. Teller, to build a roster of alternative rock, urban contemporary and country artists. In conjunction with the acquisition of Red Ant, Mr. Teller (the former Chairman and Chief Executive Officer of MCA Music) became Co-Chairman, Chief Executive Officer and President of Alliance.

     Prior to the acquisition of Red Ant, Alliance's proprietary content business conducted through the Proprietary Product Group consisted primarily of the operations of Castle Communications plc ("Castle") and Concord Jazz, Inc. ("Concord"). Castle's catalog includes proprietary rights with respect to The Kinks, The Searchers, Status Quo and Donovan, and rock music from the 1970's by bands such as Motorhead and Uriah Heep. Since 1994, Castle has also actively acquired domestic and/or worldwide rights to a broader range of proprietary rights, including catalogs of artists such Black Sabbath and Iron Maiden as well as world-wide rights to projects of newly recorded music by established artists formerly with the six major record companies: Sony Music, Time Warner, Polygram, MCA, EMI and BMG (the "Major Labels") such as Cheap Trick, REO Speedwagon and Ugly Kid Joe. Concord, a label established in 1974 and acquired by the Company in late 1994, has a catalog of over 600 jazz recordings by artists such as Rosemary Clooney, Mel Torme, Tito Puente, and Art Blakey as well as exclusive recording agreements for new recordings with a number of other established jazz artists such as Chick Corea and Maynard Ferguson. The acquisition of Red Ant will add additional artist development capabilities to Alliance's proprietary content business.

     The Company's distribution segment is conducted through the One Stop Group and Independent Distribution Group. The One Stop Group specializes in the wholesale distribution of all available pre-recorded music product (i.e., pre-recorded music manufactured by the Major Labels as well as music
manufactured  by  independent  labels).   The  Independent   Distribution  Group
specializes in the domestic wholesale distribution of pre-recorded music manufactured by third party independent labels on an exclusive and regional basis. The Independent Distribution Group has historically generated higher gross margins than has the One Stop Group but carries a higher degree of risk related to industry conditions due to a greater dependence on new release product and a higher degree of exposure to product returns.

     The International Distribution Group specializes in wholesale distribution of pre-recorded music product outside the United States, primarily in Brazil and Canada. The International Distribution Group consists of (i) the Company's Brazilian operations conducted through DisqueMusic Comercial Importadora Ltda., Brasison Distribuidora de Discos Ltda. and Distribuidora de Discos E Fitas Canta Brasil Ltda. (Canta Brasil was acquired by the Company in October 1995) and (ii) the Company's Canadian operation conducted through The St. Clair Entertainment Group Inc. ("St. Clair"). The Company is currently evaluating a plan to divest itself of its Brazilian operations and such evaluation is expected to be completed in the fourth quarter of 1996. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events - Consolidation Plan."

Recent Events

Acquisition of Red Ant L.L.C.

     On August 27, 1996, the Company acquired Red Ant L.L.C., a Delaware limited liability corporation ("Red Ant"), pursuant to the terms of the Stock Acquisition and Merger Agreement, dated August 15, 1996, among Alliance, Alvin
N. Teller, Wasserstein & Co., Inc. ("WCI"), and other parties thereto. The Company acquired all of the outstanding units of Red Ant from Mr. Teller and WCI in exchange for (i) 760,823 shares of the Company's common stock, $.0001 par value per share (the "Common Stock"), issued to Mr. Teller and 5,957,928 shares of Common Stock issued to WCI and its affiliates and (ii) the right for Mr. Teller and WCI and affiliates to receive additional shares of Common Stock contingent upon the market price of the Common Stock achieving defined target prices or upon certain events. In conjunction with the acquisition of Red Ant, Mr. Teller (the former Chairman and Chief Executive Officer of MCA Music) became Co-Chairman, Chief Executive Officer and

     President of Alliance. The acquisition of Red Ant for shares of the Company's Common Stock with an aggregate value of $26,875,004 resulted in the recognition of costs in excess of net assets acquired in the amount of $8,100,000. Pro-forma financial information has not been presented with respect to the acquisition of Red Ant because such information would not be materially different from the historical information presented herein.

     The stockholders of the Company ratified the terms of the Company's acquisition of Red Ant at a Special Meeting of the Company's stockholders on October 29, 1996.

Restructuring Charges

     During the first six months of 1996, the Company recognized certain non-recurring expenses of $20.4 million (the "Restructuring Charges") relating to the termination of the proposed merger of the Company and Metromedia International Group, Inc., the consolidation and relocation of two of the Company's warehouse facilities, as well as charges relating to the current industry climate. Approximately $11.0 million of these charges resulted in an increase to cost of goods sold, while the remaining $9.4 million was a charge against selling, general and administrative expenses. The Restructuring Charges (which relate primarily to the Company's One Stop Group distribution operations) include termination costs, severance and other incremental costs relating to the closure of two facilities and relocation of operations in Miami, Florida to the Company's Coral Springs, Florida facility, as well as expenses relating to the further reduction of inventory levels once the relocation is completed. The relocation to the Coral Springs facility is expected to be completed by the first quarter of 1997. The Restructuring Charges pertaining to the current industry environment relate to the further strengthening the Company's reserve position with regard to customer returns, return penalties to vendors, and allowance for doubtful accounts.

BT Capital and BCI Preferred Stock Issuance.

     On July 16, 1996, the Company entered into a Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement"), with BT Capital Partners, Inc. ("BT"), an affiliate of Bankers Trust, and BCI Growth IV, LP ("BCI"), pursuant to which the Company issued a total of $42.25 million of new preferred stock, the proceeds of which were used to fund the purchase of catalog and other proprietary rights and for general corporate purposes. BT purchased $35 million and BCI purchased $7.25 million of the preferred stock. The preferred stock has a cumulative dividend rate of 7 7/8% per annum, payable in additional shares of preferred stock, and is convertible into shares of the Company's Common Stock at a conversion rate equal to $7.25 per share of Common Stock subject to anti-dilution adjustments.

     The Company's stockholders approved the issuance of shares of Common Stock upon conversion of the preferred stock at a Special Meeting of the Company's stockholders on October 29, 1996.

Matrix Software Acquisition

     On October 11, 1996, the Company acquired Matrix Software, Inc. ("Matrix"), a leading provider of music product databases to cyber-retailers selling prerecorded music over the internet. Matrix is the creator of the All-Music and All-Movie Guides, print and software encyclopedic databases widely used by music retailers and the key element of search engines for most on-line/web sites that sell prerecorded music and video. Matrix also maintains two proprietary web sites ("www.allmusic.com" and "www.allmovie.com") on the world wide web promoting the All-Music Guide and the All-Movie Guide. The acquisition of Matrix is part of the Company's strategy to create a full service music distribution company serving existing as well as future internet-based retailers by combining its music distribution expertise with an extensive music software database.

Consolidation Plan

     On November 14, 1996, the Company announced a significant Consolidation Plan (the "Consolidation Plan") involving its North American Distribution operations. The Consolidation Plan calls for the closure of five of the Company's eight domestic distribution facilities and the centralization of all administrative functions for the Company's One Stop Group and Independent
Distribution Group. Additionally, under the Consolidation Plan, the administrative functions of the Company's three domestic proprietary labels (Red Ant, Castle (US) and Concord) will be consolidated under Red Ant. The Company expects that the Consolidation Plan will require a fourth quarter charge of approximately $28 to $32 million encompassing lease termination costs, severance costs and other expenses relating to the Consolidation Plan of which approximately $18 to $21 million will be cash expenditures. The largest portion of these expenditures will occur during 1997. It is the Company's expectation that once fully implemented, the Consolidation Plan will result in annualized cost savings in excess of $20 million. It is currently anticipated that the Consolidation Plan will be completed by March 1998. See, "Management's
Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

     Concurrent with the Consolidation Plan, the Company is also evaluating the divestiture of its Brazilian distribution operations and its Premier Artists Services subsidiary. Depending on the results of this evaluation, which is anticipated to be completed in the fourth quarter of 1996, such divestitures could result in an impairment charge with respect to certain of the Company's long-lived assets and intangibles under The Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of." At September 30, 1996, the aggregate total investment in and advances to the operations subject to evaluation was $32.2 million.

Industry Conditions

     During the nine months ended September 30, 1996, the Company's distribution segment experienced lower than anticipated net sales to its customers as a result of the continued weak music retail environment. This weakness has particularly impacted the Independent Distribution Group, as continued retail closings have resulted in higher than expected product returns from its customers. During the third quarter, the Company's net sales were negatively impacted by: (i) higher than anticipated customer returns; (ii) limited customer budgets allocated to the purchase of new release and catalog product and (iii) the reduction in successful new product released by the industry during 1996.

Results of Operations

     The following discussion and analysis should be read in conjunction with the unaudited financial statements of the Company and the notes thereto included elsewhere in this report.

     The following table sets forth, for the three months and nine months ended September 30, 1995 and 1996, certain operating data as a percentage of net sales.



                                               Three Months Ended              Nine Months Ended
                                               September 30                      September 30(1)
                                               ------------                      ---------------


                                                                                                 1996 Pre-
                                                                                               Restructuring
                                           1995          1996            1995         1996        Charges
                                           ----          ----            ----         ----        ------


Net Sales                                100.0%           100.0%          100.0%    100.0%         100.0%


Gross Profit                               20.2          17.5            19.6         16.4         18.6


Selling, General & Administrative Expenses 13.6          19.9            13.0         19.9         18.0


Amortization of Intangible Assets           1.7          1.8             1.6          1.7           1.7


Other income (expense) primarily interest  (3.7)        (5.7)           (3.0)        (5.5)         (5.5)
expense


Provision (benefit) for income tax          .6          (4.0)             .9         (3.5)         (2.2)


Net Income (loss)                           .5          (5.9)            1.1         (7.2)         (4.4)



     (1) Cost of sales and selling, general & administrative expenses for the nine months ended September 30, 1996 include restructuring charges of $11.0 million and $9.4 million ($2.5 million of which reflects non-recurring expenses related to the termination of the proposed merger of the Company and Metromedia International Group, Inc.), respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events Restructuring Charges" and "Results of Operations-Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995."


     The following table sets forth, for the three months and nine months ended September 30, 1996, certain operating data by business segment, excluding corporate related expenses and assets.




                                                  Three Months Ended                        Nine Months Ended
                                                   September 30, 1996                       September 30, 1996
                                                   ------------------                       ------------------


                                            Distribution        Proprietary                              Proprietary
                                                                  Products         Distribution           Products


Net Sales                                     $144,007            $16,562            $448,213              $51,443


Depreciation & Amortization                     953                1,967               3,137                5,783


Operating Income (Loss) - Pre-Restructuring    (661)               (594)               7,762                 619
Charges (1)


Operating Income (loss) - Post-Restructuring   (661)               (594)              (9,575)                453
Charges (1)


Capital Expenditures                           1,874                624                3,261                1,677


Identifiable Assets                                                                   351,949              156,247




     (1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events - Restructuring Charges."


Three Months Ended September 30, 1996 vs. Three Months Ended September 30, 1995

     Net sales decreased 12%, from $182.5 million for the three months ended September 30, 1995 to $160.6 million for the three months ended September 30, 1996. Net sales attributable to the Company's distribution segment for the three months ended September 30, 1996 were approximately $144.0 million compared to $166.6 million for the three months ended September 30, 1995 despite the inclusion of net sales for three months of Independent National Distributors, Inc. ("INDI") and One Way Records Inc. ("One Way") in the period ended September 30, 1996 as compared to two months net sales for INDI and one month net sales for One Way for the three months ended September 30, 1995. During the three months ended September 30, 1996, the Company's distribution segment, in particular the Independent Distribution Group, continued to experience lower than anticipated net sales to its customers in part due to: (i) higher than expected product returns from customers as a result of weak retail sales and store closings, especially with respect to traditional retailers; (ii) limited budgets allocated to the purchase of new product by certain of the Company's customers; and (iii) the reduction in successful new product released by the industry during the second and third quarters of 1996. Net sales attributable to the Company's proprietary product segment for the three months ended September 30, 1996 were approximately $16.6 million, compared to $15.9 million for the three months ended September 30, 1995. Net sales for the period in the proprietary products segment were positively impacted by the continued exploitation of acquired catalogs and the expansion of the Company's domestic proprietary labels, which were partially offset by a reduced demand by the Company's customers for deep catalog product as opposed to front-line or new release product. The Company's business is seasonal with the smallest percentage of sales typically occurring in the first quarter and the largest percentage of annual sales typically occurring in the fourth quarter.

     The Company's gross margin decreased to 17.5% for the three months ended September 30, 1996 from 20.2% for the three months ended September 30, 1995. For the three months ended September 30, 1996, the gross margin of the distribution segment was 14.3%, compared to 18.4% for the three months ended September 30, 1995, with the reduction primarily related to (i) return disincentive penalties associated with higher than expected product return during the period; (ii) increased proportion of sales of the One Stop Group attributable to new release product as opposed to higher margin, deep catalog product and (iii) a reduction in discount buying and advertising programs offered by the Major Labels. For the three months ended September 30, 1996, the gross margin of the proprietary products segment was 45.7% compared to 38.6% for the three months ended September 30, 1995, with the increase due primarily to a higher proportion of income in the period derived from royalty payments under license agreements as opposed to the sale of finished goods. The proportion of revenues derived from licenses as opposed to finished goods fluctuates from quarter to quarter.

     Selling, general and administrative expenses increased from $24.9 million, or 13.6% of net sales, for the three months ended September 30, 1995 to $32.0 million, or 19.9% of net sales, for the three months ended September 30, 1996. The Company's selling, general and administrative expenses as a percentage of net sales increased on an overall basis in the period for several reasons including: (i) the incremental costs of processing higher than anticipated customer returns during the period; (ii) costs associated with the duplication of certain overhead related to the consolidation of operations within the One Stop Group which is anticipated to be completed in the first quarter of 1997;
(iii) the inclusion of three months results in 1996 for INDI and One Way as compared to two months of results for INDI and one month of results for One Way for the three months ended September 30, 1995; and (iv) the inclusion of one month's selling, general and administrative expenses for the Company's recently acquired Red Ant operation.

     Net income for the three months ended September 30, 1995 was $1.0 million compared to a net loss in the three months ended September 30, 1996 of $9.4 million primarily due to the results of operations combined with increased interest expense of $2.9 million resulting from: (i) increased working capital needs of companies acquired in 1995; (ii) higher interest rates associated with working capital borrowings by the Company's Brazilian operations; (iii) an on-going timing difference between the financing of copyright acquisitions by the Proprietary Products Group and the generation of sales associated with products produced pursuant to such acquired rights; and (iv) higher interest rates associated with the Company's borrowings under the 11 1/4% Senior Subordinated Notes, the proceeds of which were utilized to finance strategic acquisitions.

Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995

     Net sales increased from $491.5 million for the nine months ended September 30, 1995 to $500.0 million for the nine months ended September 30, 1996, or 1.7%, as a result of inclusion of nine months of net sales of INDI and One Way partially offset by higher levels of returns and weak demand by the Company's customers. Net sales attributable to the Company's distribution segment for the nine months ended September 30, 1996 were approximately $448.2 million compared to $445.3 million for the nine months ended September 30, 1995. Net sales attributable to the Company's proprietary product segment for the nine months ended September 30, 1996, were approximately $51.4 million, compared to $46.3 million for the nine months ended September 30, 1995. Net sales for the period in the proprietary products segment were positively impacted by the continued exploitation of acquired catalogs and the expansion of the domestic label groups, which were partially offset by a reduced demand by the Company's customers for deep catalog (as opposed to front-line or new release) product. During the nine months ended September 30, 1996, the Company's distribution segment, in particular the Independent Distribution Group, continued to experience lower than anticipated net sales to its customers in part due to: (i) higher than expected product returns from customers as a result of weak retail sales and store closings, especially with respect to traditional retailers; (ii) limited budgets allocated to the purchase of new product by certain of the Company's customers; and (iii) the reduction in successful new product released by the industry during the first three quarters of 1996. The Company's business is seasonal with the smallest percentage of sales typically occurring in the first quarter and the largest percentage of annual sales typically occurring in the fourth quarter.

     The Company's gross margin decreased to 16.4% for the nine months ended September 30, 1996 from 19.6% for the nine months ended September 30, 1995. Excluding the impact of the Restructuring Charges in cost of sales, the Company's gross margin would have been 18.6% for the nine months ended September 30, 1996. For the nine months ended September 30, 1996, the gross margin of the distribution segment was 13.3%, compared to 17.3% for the nine months ended September 30, 1995. Prior to the impact of the Restructuring Charges, gross margins for this segment would have been 15.7% for the nine months ended September 30, 1996, with the remaining reduction primarily related to (i) return disincentive penalties associated with higher than expected product return during the period; (ii) increased proportion of sales of the One Stop Group attributable to new release product as opposed to higher margin, deep catalog product and (iii) a reduction in discount buying and advertising programs offered by the six Major Labels. For the nine months ended September 30, 1996, the gross margin of the proprietary products segment was 43.5% compared to 40.7% for the nine months ended September 30, 1995.

     Selling, general and administrative expenses increased from $64.2 million, or 13.0% of net sales, for the nine months ended September 30, 1995 to $99.5 million, or 19.9% of net sales, for the nine months ended September 30, 1996. The Company's selling, general and administrative expenses as a percentage of net sales increased on an overall basis in the period for several reasons including: (i) non-recurring charges of approximately $9.4 million associated with the Restructuring Charges ($2.5 million of which reflects non-recurring expenses related to the termination of the proposed merger of the Company and Metromedia International Group, Inc.); (ii) the incremental costs of processing higher than anticipated customer returns during the period; (iii) costs associated with the duplication of certain overhead related to the consolidation of operations within the One Stop Group which is anticipated to be completed in the first quarter of 1997; and
(iv) the inclusion of nine months results for INDI and One Way in 1996 as compared to two months of results for INDI and one month of results for One Way for the nine months ended September 30, 1995.

     Net income for the nine months ended September 30, 1995 was $5.3 million compared to a net loss in the nine months ended September 30, 1996 of $36.0 million primarily due to the results of operations, the Restructuring Charges discussed above, and increased interest expense of $13.0 million resulting from:
(i) higher interest rates associated with the Company's borrowings under the 11 1/4% Senior Subordinated Notes, the proceeds of which were utilized to finance strategic acquisitions; (ii) increased working capital requirements related to the [increase in sales], as well as the working capital needs of companies acquired in 1995; (iii) higher interest rates associated with working capital borrowings by the Company's Brazilian operations; and (iv) an on-going timing difference between the financing of copyright acquisitions by the Proprietary Products Group and the generation of sales associated with products produced pursuant to such acquired rights.

Liquidity and Capital Resources

Cash Used in Investing Activities

     The Company's capital expenditures for the nine months ended September 30, 1996, were $11.9 million compared to $16.1 million for the nine months ended September 30, 1995. The Company anticipates that capital expenditures for the twelve months ended December 31, 1996 will be approximately $14 million primarily related to the Company's consolidation and modernization program.

     The Company spent $8.7 million for the acquisition of proprietary music rights in the nine months ended September 30, 1996, compared to $12.7 million for the nine months ended September 30, 1995. The Company anticipates continued expenditures related to the acquisition of proprietary music rights as opportunities are presented that are consistent with the Company's long term objectives. As of September 30, 1996, the Company's Red Ant subsidiary had $12.4 million in cash available plus a call for an additional $5 million from WCI which will be utilized to fund its operations and to acquire and develop proprietary rights.

Cash Provided from Financing Activities

     On July 16, 1996, the Company entered into the Preferred Stock Purchase Agreement with BT, pursuant to which the Company issued a total of $42.25 million of new preferred stock, the proceeds of which were used to fund the purchase of catalog and other proprietary rights and for general corporate purposes. BT purchased $35 million and BCI purchased $7.25 million of the preferred stock. The preferred stock has a cumulative dividend rate of 7 7/8% per annum, payable in additional shares of preferred stock, and is convertible into shares of the Company's Common Stock at a conversion rate equal to $7.25 per share of Common Stock subject to anti- dilution adjustments.

     The Company's stockholders approved the issuance of shares of Common Stock upon conversion of the preferred stock at a Special Meeting of the Company's stockholders on October 29, 1996.

     On September 30, 1996, the Company entered into a Fourth Amendment to the Third Amended and Restated Credit Agreement (the "Restated Credit Agreement") to amend certain definitions and financial covenants for the period ended September 30, 1996, as set forth in the Restated Credit Agreement. The Fourth Amendment to the Restated Credit Agreement did not amend any financial covenants with respect to future periods and there can be no assurance that the Company will be able to comply with the existing financial covenants set forth in the Restated Credit Agreement with respect to such future periods.

     The Company is in discussions with third parties and certain affiliates with respect to obtaining additional financing necessary to satisfy the Company's debt service obligations, anticipated growth, expected capital expenditure needs and cash expenditures relating to the implementation of the Consolidation Plan. While there can be no assurances that such financing will be consummated the Company has no reason to believe it will be unable to obtain such financing and satisfy its capital requirements for the foreseeable future.

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

PART II -  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

A.  Annual Meeting of Stockholders

     The Annual Meeting of Stockholders of the Company was held on July 30, 1996 (the "Meeting"). Of the 36,456,094 shares of Common Stock of the Company entitled to be voted at the Meeting, 28,250,090 shares of Common Stock were voted in person or by proxy, constituting a quorum.

The following matters were considered and voted at the Meeting:

     (i) The stockholders voted to elect the Company's five Class I director nominees. Of the votes cast, Messrs. Goldin, Kaufmann and Gay received 27,758,461 votes for election, and 491,629 votes were withheld, Mr. Rothschild received 27,758,156 votes for election, and 491,934 votes were withheld and Mr. Marakovits received 27,758,300 votes for election and 491,790 votes were withheld. Accordingly, the following persons were elected directors of the Company for a three year period expiring in 1999:

                                  Barry L. Goldin
                                  Peter Kaufmann
                                  Robert C. Gay
                                  Peter Rothschild
                                  Robert Marakovits

     (ii) The stockholders also approved an amendment to the Company's 1994 Long Term Incentive and Share Award Plan (the "1994 Plan") to increase the number of shares of the Company's Common Stock which may be issued under the 1994 Plan by 3,300,000.

                        Votes cast for                   15,472,799
                        Votes cast against                1,377,563
                        Abstentions                         159,116
                        Broker non-votes                 11,240,612

     (iii) Performance measures under the 1994 Plan established and adopted by the Compensation Committee of the Company's Board of Directors was approved by the Company's stockholders.

                         Votes cast for                  17,843,25
                         Votes cast against                264,119
                         Abstentions                       116,678
                         Broker non-votes               10,026,038

     (iv) The stockholders voted to ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for 1996.

                         Votes cast for                 28,192,813
                         Votes cast against                 42,476
                         Abstentions                        14,801
                         Broker non-votes                        0

B.  Special Meeting of Stockholders

     A Special Meeting of Stockholders of the Company was held on October 29, 1996 (the "Special Meeting"). Of the 44,724,845 shares of Common Stock of the Company entitled to be voted at the Special Meeting, 30,110,467 shares of Common Stock were voted in person or by proxy, constituting a quorum.

The following matters were considered and voted at the Special Meeting:

     (i) The stockholders approved the issuance of Common Stock upon conversion of the Company's Series A Preferred Stock.

                         Votes cast for                  29,733,778
                         Votes cast against                 320,709
                         Abstentions                         62,774
                         Unvoted                         14,614,378

     (ii) The stockholders ratified the acquisition of Red Ant pursuant to the Stock Acquisition and Merger Agreement (the "Merger Agreement") so as to approve the issuance of the Contingent Stock. After adjustments required by rules promulgated by the New York Stock Exchange to vote the shares of Common Stock acquired by Mr. Teller and WCI and affiliates pursuant to the Merger Agreement in the same proportion as shares voted for approval of this proposal by unaffiliated stockholders the vote was:

                         Votes cast for                   26,454,577
                         Votes cast against                  412,459
                         Abstentions                          62,774
                         Unvoted                          17,795,035

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

     3.2 Revised and Restated By-Laws.*

     3.3 Certificate of Designations.*

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

*Filed Herewith

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

     4.10 Third Supplemental Indenture dated February 26, 1996, among the Company, the Subsidiary Guarantors and Bankers Trust Company as Trustee. (Incorporated by reference from Exhibit 4.10 filed in the Registrant's Form 10-Q for the period ended March 31, 1996 (File No 1-13054).)

     4.11 Preferred Stock Purchase Agreement dated July 16, 1996, between the Company, BT Capital Partners, Inc. and BCI Growth IV, L.P. (Incorporated by reference from Exhibit 4.11 filed in the Registrant's Form 8-K dated July 16, 1996. (File No. 1-13054).)


*Filed Herewith

     4.12 Voting Agreement dated as of August 15, 1996, among Joe Bianco, John Friedman, Peter Kaufmann, Elliot Newman, Robert Marx, Alvin Teller, Bain Capital Inc., BT Capital Partners Inc., U.S. Equity Partners, L.P., U.S. Equity Partners (Offshore) L.P. and Wasserstein & Co., Inc.*

     10.1 Incentive Stock Option Plan for Executives of Jerry Bassin, Inc. (Incorporated by reference from Exhibit 10.1 filed as a part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

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

     10.5 Amended and Restated Employment Agreement dated as of August 15, 1996, between the Company and Joseph J. Bianco.*

     10.6 Amended and Restated Employment Agreement dated as of August 15,1996, between the Company and Anil K. Narang.*

     10.8 Amended and Restated Employment Agreement dated as of August 15, 1996, between the Company and Elliot B. Newman.*

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

*Filed Herewith

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

     10.19 Engagement Letter dated June 9, 1993, between the Registrant and Paine Webber Incorporated. (Incorporated by reference from Exhibit 10.30 filed in the Registrant's Form 10- K for the year ended December 31, 1993 (File No. 1-13054).)

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

     10.26 Lease between the Registrant and The Northwestern Mutual Life Insurance Company dated January 12, 1995, relating to the premises located at 15050 Shoemaker Avenue, Santa Fe Springs, California. (Incorporated by reference from Exhibit 10.45 filed in the Registrant's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-13054).)

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

     10.32 Employment Agreement dated as of July 1, 1995, between the Company and Christopher J. Joyce. (Incorporated by reference from Exhibit 10.32 filed in the Registrant's Form 10-Q for the Quarter ended March 31, 1996. (File No. 1-13054).)

     10.33 Quota Purchase Agreement dated October 11, 1995, relating to the acquisition of Distribuidora de Discos E Fitas Canta Brasil Ltda. (Incorporated by reference from Exhibit filed in the Registrant's Form 10-Q for the Quarter ended March 31, 1996. (File No. 1- 13054).)

     10.34 Distribution Agreement dated June 21, 1996, between the Company and EMI-Capitol Music Group. (Incorporated by reference from Exhibit 2 filed with the Registrant's Form 8-K dated June 21, 1996. (File No. 1-13054).)

     10.35 Letter of Intent dated July 1, 1996 between the Company and Matrix Software, Inc. (Incorporated by reference from Exhibit 10.35 filed with the Registrant's Form 10-Q for the period ended June 30, 1996 (File No. 1-13054).)

     10.36 First Amendment to Third Amended and Restated Credit Agreement and Guaranty dated as of September 30, 1995, among the Company, AEC Holdings (UK) Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent. (Incorporated by reference from Exhibit 10.36 filed with the Registrant's Form 10-Q for the period ended June 30, 1996 (File No. 1-13054).)

     10.37 Second Amendment to Third Amended and Restated Credit Agreement and Guaranty dated as of December 31, 1995, among the Company, AEC Holdings (UK) Limited, Castle Communications Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent. (Incorporated by reference from Exhibit 10.37 filed with the Registrant's Form 10-Q for the period ended June 30, 1996 (File No. 1-13054).)

     10.38 Third Amendment to Third Amended and Restated Credit Agreement and Guaranty dated as of June 30, 1996, among the Company, AEC Holdings (UK) Limited, Castle Communication Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent. (Incorporated by reference from Exhibit 10.38 filed with the Registrant's Form 10-Q for the period ended June 30, 1996 (File No. 1-13054).)

     10.39 Stock Acquisition and Merger Agreement dated as of August 15, 1996, by and among the Company, Alvin N. Teller, Wasserstein & Co. Inc., U.S. Equity Partners L.P. and others. (Incorporated by reference from Exhibit 1 filed with the Registrant's Form 8-K dated August 15, 1996. (File No. 1-13054).)

     10.40 The 1994 Long Term Incentive and Share Award Plan. (Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on June 10, 1994 - File No. 33- 80134).

     10.41 Amendment No. 1 to the 1994 Long Term Incentive and Share Award Plan. (Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on September 5, 1995 - File No. 33-96592.)

     10.42 Employment Agreement dated as of August 15, 1996, between Alliance Entertainment Corp. and Alvin N. Teller. *

     10.43 Stock Option Agreement between Alliance Entertainment Corp. and Alvin
N. Teller dated August 15, 1996. *

     10.44 Engagement Letter Agreement among the Company and Wasserstein Perella & Co., Inc. dated as of August 15, 1996.*

     10.45 Right of First Refusal Agreement dated as of August 15, 1996, by and among Alvin Teller and Joe Bianco and Anil Narang.*


*Filed Herewith

     10.46 Fourth Amendment to Third Amended and Restated Credit Agreement and Guaranty among the Company, AEC Holdings (UK) Limited, Castle Communications Limited, The Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent.*

     11.1 Statement Re: Computation of Earnings (Loss) per Share. (Incorporated by reference from Exhibit 11.1 filed with the Registrant's Form 10-K for the year ended December 31, 1995. (File No. 1-13054).)

     27.1 Financial Data Schedule.*

          (b)   Reports on Form 8-K

     The Company reported under Item 5 on Form 8-K, dated August 15, 1996, that it had entered into a Stock Acquisition and Merger Agreement to acquire Red Ant L.L.C. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events - Acquisition of Red Ant L.L.C."

     The Company reported under Item 5 on Form 8-K, dated August 27, 1996, that it had consummated its acquisition of Red Ant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events Acquisition of Red Ant L.L.C."











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


Date: November 14, 1996

                              Exhibit Index

Exhibit No.             Exhibit Description                            Page No.

2.1                     Merger Agreement dated                              *
                        December 20, 1995, by and
                        among Metromedia International
                        Group, Inc., Alliance Merger
                        Corp. and the Registrant.

2.2                     Termination and Release                             *
                        Agreement dated April 29, 1996.

3.1                     Certificate of Incorporation, as amended.           *

3.2                     Amended and Restated By-Laws.                       36

3.3                     Certificate of Designations.                        60

4.1                     Restated Stockholders' Agreement                    *
                        dated as of November 30, 1993.

4.2                     Amendment to Restated Stockholders'                 *
                        Agreement dated as of May 18, 1995.

4.3                     Indenture dated July 25, 1995,                      *
                        among the Company, the Subsidiary
                        Guarantors and Bankers Trust Company,
                        as trustee.

4.4                     First Supplemental Indenture dated                  *
                        July 26, 1995, among the Company,
                        the Subsidiary Guarantors and Bankers
                        Trust Company, as trustee.

4.5                     Registration Rights Agreement                       *
                        dated July 25, 1995, among the Company, the Subsidiary Guarantors and the
                        Initial Purchasers.

4.6                     Purchase Agreement dated                            *
                        July 18, 1995, among the Company,
                        the Guarantors and the Initial Purchasers.

4.7                     Supplemental Indenture dated                        *
                        September 6, 1995, among the Company,
                        the Subsidiary Guarantors and Bankers
                        Trust Company, as trustee.

4.8                     Purchase Agreement made as of                       *
                        May 18, 1995, between AEC Americas
                        Inc. and Bain Capital Fund IV L.P.,
                        Bain Capital Fund IV-B L.P., BCIP
                        Associates and BCIP Trust Associates, L.P.

4.9                     Parent Covenant Agreement dated as                  *
                        of May 18, 1995, by and between
                        Alliance Entertainment Corp.,
                        AEC Americas, Inc. and Bain
                        Capital Fund IV L.P., Bain Capital
                        Fund IV-B L.P., BCIP Associates and
                        BCIP Trust Associates, L.P.

4.10                    Third Supplemental Indenture                        *
                        dated February 26, 1996, among
                        the Company, the Subsidiary Guarantors
                        and Bankers Trust Company as Trustee.

4.11                    Preferred Stock Purchase Agreement dated            *
                        July 16, 1996, between the Company,
                        BT Capital Partners, Inc. and BCI Growth
                        IV, L.P.

4.12                    Voting Agreement dated as of August 15, 1996,       77
                        among Joe Bianco, John Friedman, Peter
                        Kaufmann, Elliot Newman, Robert Marx, Alvin
                        Teller, Bain Capital Inc., BT Capital Partners Inc., U.S. Equity Partners, L.P., U.S. Equity Partners (Offshore) L.P. and Wasserstein & Co., Inc.

10.1                    Incentive Stock Option Plan for                     *
                        Executives of Jerry Bassin, Inc.

10.2                    1992 Non-Qualified Stock Option Plan.               *

10.3                    1993 Stock Option Plan.                             *

10.4                    1993 Stock Option Incentive Plan.                   *

10.5                    Amended and Restated Employment                     82
                        Agreement dated as of August 15, 1995,
                        between the Company and Joseph J. Bianco.

10.6                    Amended and Restated Employment                    104
                        Agreement dated as of August 15, 1995,
                        between the Company and Anil K. Narang.

10.8                    Amended and Restated Employment                    126
                        Agreement dated as of August 15, 1995,
                        between the Company and Elliot B. Newman.

10.10                   Lease dated March 25, 1993, between                *
                        Howard L. Bellowe and E. James Judd
                        (as Landlord) and Encore Distributors, Inc., relating to the premises located at 2345
                        Delgany Street, Denver, Colorado.

10.11                   Lease dated November 30, 1992,                     *
                        between Harriet Shapiro and Jerry Bassin,
                        Inc., relating to the premises located at 15959 N.W. 15th Avenue, Miami,
                        Florida, as amended.

10.12                   Stock Sale Agreement dated                         *
                        December 11, 1992, between
                        R. Tobias Knobel and the Registrant.

10.13                   Merger Agreement dated August 11, 1993,            *
                        among the Registrant, CD Acquisition Corp.,
                        Titus Oaks Records, Inc., Alan Meltzer
                        and Diana Meltzer.

10.14                   Engagement Letter dated October 29, 1992,          *
                        between the Registrant and Tucker Anthony
                        Incorporated.

10.1                    Amendment of Stock Sale Agreement                  *
                        and Employment Agreement dated as of
                        September 30, 1993, between R. Tobias Knobel and the Registrant.

10.16                   Form of Employment Agreement dated as of           *
                        March 14, 1994, between the Registrant and
                        Eric S. Weisman.

10.17                   Form of 1994 Long-Term Incentive and               *
                        Share Award Plan.

10.18                   Form of Amendment to the 1994                      *
                        Long-Term Incentive and Share Award Plan.

10.19                   Engagement Letter dated September 9, 1993,         *
                        between the Registrant and PaineWebber
                        Incorporated.

10.20                   Engagement Letter dated May 27, 1993,              *
                        between the Registrant and Bear, Stearns & Co., Inc.

10.21                   Asset Purchase Agreement dated                     *
                        December 16, 1993, between the Registrant and Nova Distributing Corp.

10.22                   Merger Agreement dated as of                       *
                        February 4, 1994, between the Registrant and Airlie, Inc.

10.24                   Stock Purchase Agreement dated as of               *
                        April 17, 1994, by and among Alliance,
                        Premier Artists Services and the shareholders thereof.

10.25                   Offer Document dated July 28, 1994,                *
                        from AEC Holdings (UK) Limited to the
                        Shareholders of Castle and press release issued in the United Kingdom in connection therewith.

10.26                   Lease between the Registrant and                   *
                        The Northwestern Mutual Life Insurance
                        Company dated January 12, 1995, relating to the premises located at 15050 Shoemaker Avenue, Santa Fe Springs, California.

10.27                   Third Amended and Restated Credit Agreement        *
                        And Guaranty dated as of July 25, 1995, among the Company, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent

10.29                   Merger Agreement dated as of September 1, 1995,    *
                        relating to Deja Vu Music, Inc.

10.30                   Management Consulting Agreement dated              *
                        as of May 10, 1995, among Alliance Entertainment Corp. and Bain Capital, Inc.

10.31                   Merger Agreement by and between the Company,       *
                        INDI Acquisition Corp. and INDI Holdings, Inc., dated July 17, 1995.

10.32                   Employment Agreement dated as of July 1, 1995,     *
                        between the Company and Christopher J. Joyce.

10.33                   Quota Purchase Agreement dated October 11, 1995,   *
                        relating to the acquisition of Distribuidora de Discos E Fitas Canta Brasil Ltda.

10.34                   Distribution Agreement dated June 21, 1996,        *
                        between the Company and EMI-Capitol Music Group.

10.35                   Letter of Intent dated July 1, 1996 between the    *
                        Company and Matrix Software, Inc.

10.36                   First Amendment to Third Amended and               *
                        Restated Credit Agreement and Guaranty dated as of September 30, 1995, among the Company,
                        AEC Holdings (UK) Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent.

10.37                   Second Amendment to Third Amended and              *
                        Restated Credit Agreement and Guaranty dated as of December 31, 1995, among the Company, AEC Holdings (UK) Limited, Castle Communications Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent.

10.38                   Third Amended to Third Amended and                 *
                        Restated Credit Agreement and Guaranty dated as of June 30, 1996, among the Company, AEC Holdings (UK) Limited, Castle Communication Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent.

10.39                   Stock Acquisition and Merger Agreement             *
                        dated as of August 15,1996, by and
                        among the Company,
                        Alvin N. Teller, Wasserstein & Co. Inc., U.S.

                        Equity Partner, L.P. and others (Incorporated by reference from Exhibit 1 filed with the Registrants Form 8-K dated August 15,1996. File 1-13054.)

10.40 The 1994 Long Term Incentive and Share Award Plan. * (Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on
                        June 10, 1994 - File No. 33-80134.)

10.41                   Amendment No. 1 to the 1994 Long Term Incentive     *
                        and Share Award Plan.  (Incorporated by
                        reference from the Registrants Registration
                        Statement on Form S-8 filed on September 5, 1995
                        - File No. 33-96592.)

10.42                   Employment Agreement dated as of August 15,1996,   145
                        between Alliance Entertainment Corp.
                        and Alvin N. Teller

10.43                   Stock Option Agreement between Alliance            173
                        Entertainment Corp. and Alvin N. Teller
                        dated August 15, 1996.

10.44                   Engagement Letter Agreement among the              177
                        Company and Wasserstein Perella & Co., Inc. dated as of August 15, 1996.

10.45                   Right of First Refusal Agreement dated as of       187
                        August 15, 1996 by and among Alvin Teller and Joe Bianco and Anil Narang.

10.46                   Fourth Amendment to Third Amended and              192
                        Restated Credit Agreement and Guaranty among the Company, AEC Holdings (UK) Limited, Castle Communications Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A. as agent.

11.1                    Statement Re: Computation of Earnings (Loss)        *
                        per Share.

27.1                    Financial Data Schedule.                           206


------------------------
*Incorporated by Reference