Form 10-K
period 1996-12-31
ALLIANCE ENTERTAINMENT CORP
filed 1997-03-31
CIK 885066

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________________ TO
______________________.



                        Commission File Number 1-13054

                          ALLIANCE ENTERTAINMENT CORP.
               (Exact name of registrant as specified in its charter)



           Delaware                                    13-3645913
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

110 East 59th Street, New York, New York                      10022
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


                               (212) 935-6662
              ( Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding year (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing required for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

As of February 20, 1997, the number of shares outstanding of the issuer's common stock was 44,764,853. The aggregate market value of the voting stock held by the non-affiliates of the Registrant as of February 20, 1997 was $45,079,797.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for the Annual Meeting of the Stockholders scheduled to be held on June 27, 1997 is incorporated herein by reference into Part III.



                                           ALLIANCE ENTERTAINMENT CORP.

PART I
                                                                                        Page No.

Item 1.       Business                                                                        5

Item 2.       Properties                                                                     16

Item 3.       Legal Proceedings                                                              16

Item 4.       Submission of Matters to a Vote of Security Holders                            17

PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholders Matters                                                           18

Item 6.       Selected Financial Data                                                        19

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                            21

Item 8.       Financial Statements and Supplementary Data                                    31

Item 9.       Changes In and Disagreements with Accountants                                  56

PART III

Item 10.      Directors and Executive Officers of the Registrant                             56

Item 11.      Executive Compensation                                                         56

Item 12.      Security Ownership Of Certain Beneficial Owners
              And Management                                                                 56

Item 13.      Certain Relationships and Related Transactions                                 56

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                                    57

Signatures                                                                                   71


Item 1.  BUSINESS

     Alliance Entertainment Corp. ("Alliance" or the "Company") is a fully integrated independent music company which creates, markets and distributes its proprietary content rights consisting of both new artist and catalog product in several genres. It is also the largest domestic full service distributor of pre-recorded music and music related products through traditional as well as emerging retail channels. In August 1996, Alvin N. Teller (the former Chairman and Chief Executive Officer of MCA Music Entertainment Group) became Co-Chairman, Chief Executive Officer and President of Alliance in order to expand the Company's proprietary content business and to consolidate and focus the operations of the Company.

     The Company's  Proprietary Products Group consists of three primary labels:
Red Ant, Concord Jazz and Castle Communications. Each of these labels specializes in particular genres of music and releases records under a number of label imprints. Red Ant (which commenced operations in 1996 and will release its first full lenght projects in 1997) specializes in new product primarily in the alternative rock and urban genres, with particular focus on the identification and development of new talent. It has succeeded in acquiring rights to certain groups also sought by labels of greater size and financial resources. Concord Jazz is a label specializing in traditional and contemporary jazz by well-known jazz artists such as Mel Torme, Rosemary Clooney, Chick Corea and Maynard Ferguson. Castle Communications is primarily a catalog and re-issue label which specializes in exploiting proprietary content rights to 1960's and 1970's British rock groups such as the Kinks, Iron Maiden, Black Sabbath, Iron Maiden, and the Small Faces. Castle Communications together with The St. Claire Entertainment Group (the Company's wholly-owned Canadian subsidiary) are also engaged in the creation of budget product utilizing both the Company's proprietary products and rights licensed from others.

     The Company's distribution operation is conducted through two groups: the One Stop Group specializing in the wholesale distribution of substantially all available pre-recorded music product (i.e., pre-recorded music manufactured by the six major music companies: Sony Music, Time Warner, Polygram, MCA, EMI and BMG (the "Major Labels")), as well as music manufactured by independent labels ("Independent Labels")); and the Independent Distribution Group (specializing in the marketing, promotion and distribution of pre-recorded music manufactured by; Independent Labels, including the Proprietary Products Group, on an exclusive and regional basis). While the Company's distribution operation services primarily  store-based  retail  customers  currently,  the  Company is  actively seeking distribution and fulfillment opportunities with music retailers operating on-line or through the internet. The Company is the exclusive music supplier to several on-line music retail sites and also provides music database services to many cyber-retailers, including Music Boulevard and CD Now.

         The Company believes that its position as the largest full service distributor of music product in the United States provides certain competitive advantages to its Proprietary Products Group over other labels with respect to identifying and attracting new talent for the Proprietary Products Group and that this advantage will enhance its growth and commercial success.

Industry Conditions

     After sustaining significant growth from 1990 to 1995, the domestic music industry has gone through a period of little or no growth since 1995. Estimated United States retail sales volume for pre-recorded music and music videos, as published by the Recording Industry Association of America ("RIAA") total approximately $12.5 billion in 1996, representing a 1.5% increase from approximately $12.3 billion in 1995. This current slow down in the growth of domestic music sales has combined with (i) an over-expansion of retail outlets selling music products, (ii) substantial discount pricing on pre-recorded music by certain traditional and alternative music retailers; and (iii) changes in music consumption demographics to adversely impact the music industry in general and the Company's customers in particular. The adverse conditons have resulted in, among other things, product returns to the Company well in excess of historical levels as well as the bankruptcy of several significant customers. While the Company believes that these adverse factors are temporary in nature, no assurances can be given as to when such conditions will be alleviated.

Consolidation Plan

     In November 1996, the Company announced a comprehensive consolidation plan (the "Consolidation Plan") pursuant to which Alliance's operations are in the process of being streamlined and non-core businesses have been or are in the process of being sold or discontinued. Pursuant to the Consolidation Plan, the Company will close five of the Company's eight domestic distribution facilities by the first quarter of 1998 (a ninth facility was closed in February 1997) and centralize all administrative functions for the Company's One Stop Group and Independent Distribution Group. Additionally, the Consolidation Plan calls for the administrative functions of the Company's three domestic proprietary labels (Red Ant, Castle US and Concord Jazz) to be consolidated under Red Ant. The Consolidation Plan is expected to be completed by March 1998 and includes the elimination of approximately 851 employee positions comprised principally of warehouse, sales, management and administrative employees.

     When fully implemented the Company believes that the Consolidation Plan will result in annual savings to Alliance of approximately $25 million. For the year ended December 31, 1996, the Company recorded certain charges (the "Consolidation and Other Charges") totaling $118.9 million which in large part contributed to the Company's net loss of approximately $148.7 million for the year ended December 31, 1996. These Consolidation and Other Charges consisted of: (i) $33.6 million in non-recurring charges relating to the Consolidation Plan; (ii) $53.9 million in non-recurring charges relating to the disposition of certain Non-Core Businesses; (iii) $29.4 million of charges relating to current industry conditions; and (iv) $2.0 million in non-recurring charges related to the termination of a merger agreement with Metromedia International Group, Inc. The $118.9 million is inclusive of $20.0 million which will be required to be expended in future periods.

Music Industry Overview

     The Major Labels produce and supply retailers and distributors with the majority of the industry's pre-recorded music. In addition to the Major Labels, the Independent Labels produce recordings for artists and enter into distribution arrangements with the Major Labels or with non-captive (i.e., not affiliated with a Major Label) distribution companies. Generally, Independent Labels focus on new or emerging artists or on genres of music which have smaller audiences than those genres distributed by the Major Labels. Included within the category of Independent Labels are companies whose primary business is the exploitation of existing catalogs of pre-recorded music. According to Billboard Magazine, Major Labels held a market share of 78.8% of total albums sold domestically during 1996 (down from 79.4% in 1995) while Independent Labels held approximately a 21.2% market share of albums sold domestically in 1996 (which exceeded the market share in 1996 of any single Major Label and increased from approximately 20.6% in 1995).

     In the United States, the pre-recorded music product of Major Labels and Independent Labels are supplied to full service distributors (such as the Company) as well as to retail customers on a "returnable" basis which allows such full service distributors and retail customers to return unsold merchandise for credit (subject in the case of Major Labels to certain re-stocking penalties) on future purchases.

     Each of the Major Labels (in addition to owning several music labels) owns a distribution company that exclusively distributes its labels as well as recordings for certain Independent Labels. These captive distribution companies principally distribute a limited number of high volume, hit-driven stock keeping units ("SKUs") manufactured by production companies also owned by the Major
Label to full service distributors (such as the Company) as well as to a relatively limited number of large retail customers. Although the Major Labels distribute their products directly to these retailers, a significant portion of such distribution is on fairly inflexible terms (i.e., significant minimum order quantities and restrictive credit policies) and as a result only the largest retail customers can do business directly with the distribution arms of the Major Labels on an economical basis. Unlike these captive distribution companies, a full service distributor like the Company will ship both large and small quantities of product manufactured by all Major Labels and most Independent Labels on a 24-hour turn-around basis to thousands of individual store locations, as well as to central warehouses of large retail chains. As a full service distributor, the Company is also able to perform a warehousing function for retailers that wish to avoid the fixed costs associated with storing product in quantity, provide more flexible terms for order quantity and can deliver product to retailers more quickly.

         The retail customers of full service music distributors such as the Company include international and national retail chains, multi-store and single-store retailers, as well as non-traditional retail music outlets, such as home entertainment superstores, bookstore merchandisers, consumer electronics retailers and discount retailers. Most recently, on-line services and internet "world wide web" sites have also become active music outlets. While most large store-based music retailers have their own internal distribution operations to supply high-volume "hit" titles to their numerous branch locations, they increasingly rely on full service distributors who can supply smaller quantities of comparatively low-volume "catalog" titles, frequently on a "just-in-time" basis, thereby avoiding the cost of warehousing lower-volume titles. In addition, alternative retail music outlets such as bookstore chains and electronic equipment retailers (and especially the new on-line and internet retailers) frequently rely on full service distributors to supply much or all of their music inventory.

General

     Segments. The Company currently operates in two business segments: (i) the creation, acquisition and exploitation of proprietary rights with respect to recorded music; and (ii) the sale and distribution of pre-recorded music and music and entertainment related products. With the acquisition of Red Ant, the Company anticipates that it will increase the application of available resources to the enhancement of its proprietary content rights revenues beyond those historically achieved by the Company. The following table reflects the Company's segment revenues for 1994, 1995 and 1996, giving effect on a pro forma basis to all significant acquisitions completed since 1994 as if such acquisitions had been made on January 1, 1994:


                                                             Pro Forma Revenues by
                                                               Business Segment
                                                            (Dollars in Thousands)
                                                            Year Ended December 31,
                                              1994                     1995               1996
                                    ------------------------- --------------------- --------------
                                                   % of                    % of               % of
                                     Amount        Total      Amount       Total     Amount   Total
Distribution Revenue                 $645,922        92%      $721,416       92%    $617,885    89%
Proprietary   Rights  and  Service
Revenue                                59,960         8%        63,014        8%      72,933    11%
                                       ------       ----       ------      ----     -------    ---
                                     $705,882       100%      $784,430      100%    $690,818   100%
                                     ========       ====      ========      ====    ========   ====

(1)  Does not include $281,000 of revenues related to corporate services.

Proprietary Products

         The Company's Proprietary Products Group creates, licenses, markets and promotes both newly recorded and catalog proprietary content rights. The Proprietary Products Group consists of three primary labels: Red Ant, Concord Jazz and Castle Communications. Each of these labels specializes in particular genres of music and releases records under a number of label imprints.

     Red Ant. Red Ant (which commenced operations in 1996 and will release its first full length projects in 1997) specializes in the release of new product primarily in the alternative rock and urban genres, with particular focus on the identification and development of new talent. It has succeeded in acquiring rights to certain groups also sought by labels of greater size and financial resources. Among the new artists signed to Red Ant are Symposium, Naked and Salmon. In addition to new artist signings, Red Ant also enhanced its artist roster by entering into a joint venture agreement in March 1997 with Delicious Vinyl (the "Delicious Vinyl Joint Venture"), a successful Independent Label with established artists such as the Brand New Heavies, Pharcyde and Born Jamericans. Under the Delicious Vinyl Joint Venture, Red Ant and Delicious Vinyl will jointly release, market and promote Delicious Vinyl proprietary product. Including releases under the Delicious Vinyl Joint Venture, Red Ant expects to release approximately 35 full-length recordings in 1997.

     Concord Jazz. Concord Jazz, acquired by the Company in 1994, is a label which specializes in the production and marketing of traditional and contemporary jazz by well-known jazz artists such as Mel Torme, Rosemary Clooney, Chick Corea and Maynard Ferguson. Concord Jazz estimates that it will augment its catalog of over 700 recordings with approximately 80 new releases in 1997. While Concord Jazz has recently signed a number of young artists to exclusive recording agreements, it also records new works by "catalog" artists (i.e., established artists with an established base of fans but that are unlikely to produce a "platinum" or "gold" hit), such as Rosemary Clooney, Mel Torme and Chick Corea. A recent example of such a recording was Clooney's "White Christmas" which was released in 1996 and reached number one on the Billboard Magazine Jazz Album chart.

     Castle Communications. Castle Communications, which was acquired by the Company in 1994, owns or controls through licenses thousands of copyrighted master recordings and is primarily a catalog and re-issue label which specializes in exploiting proprietary content rights to 1960's and 1970's British rock groups such as The Kinks, Black Sabbath, Iron Maiden and the Small Faces. Castle Communications together with The St. Claire Entertainment Group (the Company's wholly-owned Canadian subsidiary) are also engaged in the creation of budget product utilizing both the Company's proprietary products and rights licensed from others.

     Sales, Marketing and Promotion. The staff of Red Ant is responsible for the development, production, sales, marketing and promotion of all Proprietary Product Group as well as Delicious Vinyl releases. Its staff consists of 116 persons consisting of artist repertoire personnel, manufacturing and production personnel, sales personnel, marketing and radio promotion personnel. Although Red Ant was recently formed, its personnel generally have significant experience in the music industry, including several with extensive experience working for Major Labels.

     Database Services - The Company (through its Matrix Software subsidiary) provides databased services to cyber-retailers selling pre-recorded music over the internet. Matrix maintains an extensive music product database as well as two proprietary web sites ("www.allmusic.com" and "www.allmovie.com") on the world wide web promoting the All-Music Guide and the All-Movie Guide. See, "Business - New Distribution Channels."

     Distribution. The Proprietary Products Group is distributed by the Company's Independent Distribution Group in the United States. The Company contracts with a number of sources on a non-exclusive basis with respect to the international distribution of its proprietary products. For example, the Company has an agreement with BMG Records (UK) (Ltd.) ("BMG (UK)") pursuant to which BMG
(UK) distributes Castle's products throughout the United Kingdom, other than sales to major retail chains, which are made directly by Castle from its warehouse located near London, England. Castle's budget product is handled by specialist distributors who service non-traditional retail outlets. Castle's proprietary product is distributed by the Company, as well as by Edel Gmbh in Germany. Castle's proprietary product is distributed under license in Japan by Victor Entertainment, Inc. and in the rest of Asia by a subsidiary of BMG.

         Foreign Operations. During 1996, approximately 74% of the Company's revenues from proprietary products were derived from Europe, approximately 20% were derived from the United States and the balance was derived from the Pacific Rim, South America and the Caribbean. During 1996, the United Kingdom and Germany accounted for approximately 42% and 16%, respectively, of such revenues. No other foreign country provided more than 5% of the Company's proprietary product revenues during the periods indicated.

         The Company attempts to conduct its operations so that foreign currency generated by sales are sufficient to pay expenses denominated in such foreign currency. Therefore, the Company does not believe that there is a significant foreign currency risk with respect to such operations.

         Copyright. Certain of the catalogs and titles which the Company exploits were acquired from third parties who in some cases are part of a chain of ownership. The various assignments and licenses of copyright, exploitation and other rights with respect to these catalogs and titles are governed by the laws of numerous jurisdictions. As with any rights related business, uncertainties may exist as to the terms and scope of some of these assignments. From time to time there are claims by artists, producers, managers or others seeking to assert an interest in the Company's proprietary products. In addition, laws regarding copyright are subject to change. Recently, the European Economic Community adopted new legislation designed to harmonize the copyright laws of its member states. The Company does not believe that these changes will have a significant effect the Company.

Distribution Operations

         The Company is a full-service music distribution company which maintains a broad based inventory of pre-recorded music and entertainment related products, which includes product manufactured by the Major Labels and many Independent Labels, including the Company's Proprietary Products Group. The Company ships both large and small quantities of product on a 24-hour turn-around basis to thousands of individual store locations, as well as to central warehouses of large retail chains. As a full service distributor, the Company is also able to perform a warehousing function for retailers that wish to avoid the fixed costs associated with storing product in quantity, provide more flexible terms for order quantity and can deliver product to retailers more quickly.

         The Company also distributes a broad range of music accessories and related products, including professional and consumer blank tapes, blank cassettes, music storage products, batteries, headphones and various other ancillary products. The Company's video products include a large selection of laser discs and a smaller selection of video tapes, video CDs, CD-ROM and publications. The Company also distributes selected items from substantially all of the major suppliers of music related merchandise, such as music related apparel, including T-shirts and caps, bearing entertainment related designs and logos. The Company's range of products enables the Company's customers to order a wide variety of products from a single source while maintaining one small minimum purchase order with the Company.

         The following table reflects the Company's revenues by: (i) major product category; and (ii) geographic regions for 1994, 1995 and 1996, giving effect on a pro forma basis to all significant acquisitions completed since 1994 as if they had been made on January 1, 1994.


PRO FORMA DISTRIBUTION REVENUES BY GEOGRAPHIC REGIONS
         (Dollars in Thousands)


                             Year Ended December 31,
                       ==========================================================================================
                                 1994                           1995                             1996
                       -------------------------     ----------------------------     ---------------------------
                        Amount     % of Total         Amount      % of Total          Amount      % of Total
                        ------     ----------         ------      ----------          ------      ----------
United States           $485,726        75%           $513,336            71%         $438,618           71%
South America and
the Caribbean             71,261        11              79,136            11            59,777           10
Pacific Rim               57,643         9             104,332            15            79,511           13
Europe and Others         31,292         5              24,612             3            39,979            6
                       =========== =============     ============ ============        ==========  =============
                        $645,922       100%           $721,416           100%         $617,885          100%
                       =========== =============     ============ =============       =========== =============



PRO FORMA DISTRIBUTION REVENUES BY MAJOR PRODUCT CATEGORY
         (Dollars in Thousands)


                             Year Ended December 31,
                       ==========================================================================================
                                 1994                           1995                             1996
                       -------------------------      ---------------------------     ---------------------------
                        Amount     % of Total         Amount      % of Total          Amount      % of Total
                        ------     ----------         ------      ----------          ------      ----------
Pre-Recorded Music:
   Major Label          $321,982        50%           $346,556            48%         $361,365            58%
   Independent Label     260,993        40             303,232            42            218,680           35
Accessories               29,502         5              30,709             4            15,554             3
Video Products and
Publications              32,054         5              31,249             5            10,141             2
Licensed Merchandise      1,391          -               9,670             1            12,145             2
                       =========== =============      =========== ==============     =========== =============
                        $645,922       100%           $721,416           100%          617,885           100%
                       =========== =============      =========== ==============     ============= =============



Sales, Marketing and Customer Service

     One Stop Group. The Company believes that it is the largest full service distributor of music product in the United States. As a full service distributor, the Company's One Stop Group maintains a telemarketing staff that solicits sales on a regular basis from over 18,000 retail accounts. The One Stop Group has the ability to ship both large and small quantities of product on a 24-hour turn-around basis to thousands of individual store locations as well as to central warehouses. The depth and breadth of the inventory stocked by the Company's One Stop Group provides the ability to maintain high order fill rates with its customer base allowing such customers to manage their inventory on a "just-in-time" basis and avoid the fixed costs associated with storing product in quantity. In addition to high fill rates and rapid delivery, the Company also provides other warehousing services to its customers that do not maintain their own centralized physical inventories. These services range from applying the customers' pricing and inventory information to stickers on each individual piece of product to arranging product in the shipping container as it will appear on the retailers shelves. These services can be individually tailored to the customers' requirements. The Company also provides a number of marketing related programs to its customer base including a monthly new release guide and semi-annual product catalog.

     Independent Distribution Group. The Company believes that it is the largest non-captive distributor of Independent Label product in the United States. The Company's Independent Distribution Group focuses on obtaining exclusive rights from Independent Labels with respect to distribution of urban, rock/alternative, dance, jazz and other music genres which are usually hit-driven, have high sales volume and require constant feedback from and responsiveness to retail customers on a national basis. The Independent Distribution Group has distribution relationships with many of the largest Independent Labels in the United States including ILS (the Independent Label affiliate of PolyGram). In addition, the Company has entered into a distribution agreement with EMI-Capitol Music Group North America ("EMI-Capitol")(the "EMI-Capitol Distribution Agreement"), pursuant to which the Company's Independent Distribution Group will market, and sell over 450 selected EMI-Capitol catalog titles, on an exclusive basis in the United States. The Company provides the Independent Labels it distributes with many services that such labels would be unable to perform on their own behalf including sales and marketing assistance and radio promotion. Such services are critical to maximizing the sales success of the labels' products and provide them with a strong incentive for maintaining their relationships with the Company going forward.

         The national scope of the Company's Independent Label distribution operations creates certain economies of scale that are not available for distributors possessing only regional exclusive rights. The Company believes that the efficiencies that it brings to the distribution of Independent Label product can give it a competitive advantage in signing new exclusive distribution contracts with Independent Labels.

New Distribution Channels

         On October 11, 1996, the Company acquired Matrix Software, Inc. ("Matrix"), a leading provider of music product databases to cyber-retailers selling prerecorded music over the internet. Matrix is the creator of the All-Music and All-Movie Guides, print and software encyclopedic databases widely used by music retailers and the key element of search engines for most on-line/web sites that sell prerecorded music and video. Matrix also maintains two proprietary web sites ("www.allmusic.com" and "www.allmovie.com") on the world wide web promoting the All-Music Guide and the All-Movie Guide. The acquisition of Matrix is part of the Company's strategy to create a full service music distribution company serving existing as well as future internet-based retailers by combining its music distribution expertise with an extensive music software database. While the Company's distribution operation services primarily store-based retail customers currently, the Company is actively seeking distribution and fulfillment opportunities with music retailers operating on-line or through the internet. The Company is the exclusive music supplier to several on-line music retail sites, and also provides music database services to many cyber-retailers, including Music Boulevard and CD Now.

Distribution Revenues

         The Company generated approximately 71% of its distribution revenue during 1996 from the United States, with the balance coming from South America/the Caribbean and the Pacific Rim.

         All of the Company's foreign sales, other than those made in the United Kingdom and Germany, are denominated in United States dollars. The Company attempts to conduct its operations so that foreign currency generated by sales are sufficient to pay expenses denominated in such foreign currency. Therefore, the Company does not believe that there is a significant foreign currency risk with respect to its operations.

Purchasing

     The Company purchases the products that it sells from each of the Major Labels, many Independent Labels and other domestic and foreign wholesalers and manufacturers. The volume of purchases from individual vendors fluctuates from year to year based on the demand for the selections being offered by such vendors. No Major or Independent Label accounted for more than 10% of the Company's distribution revenues for the years ended December 31, 1995 and 1996, except for The Warner Music Group, which accounted for approximately 14% of 1995 distribution revenues and 11% of 1996 distribution revenues. Sales by any single label fluctuate based on the current popularity of its titles; consequently, such percentages can vary significantly. The Company is not subject to any minimum purchase commitment with respect to any vendor, except that pursuant to the EMI-Capitol Distribution Agreement, the Company has agreed to purchase an annual minimum of $16 million worth of titles.

     Except for ILS and EMI-Capitol, the Company does not have distribution contracts with the Major Labels or with many Independent Labels from which it purchases product. Purchases are generally made by individual purchase orders and are subject to the Company's right to return unsold merchandise for credit (subject in the case of Major Labels to certain re-stocking penalties) on future purchases. The Major Labels typically provide distributors with 60-day terms and a 2% discount for timely payment (within 60 days). The Major Labels and many Independent Labels also offer various incentives, including advertising allowances. Extended payment terms and additional discounts are also commonly available under seasonal and promotional programs. The Company endeavors to make purchases during these seasonal and promotional programs. Payment terms vary considerably among Independent Labels and other independent distributors, ranging from advances to labels to be recouped against future sales in the case of exclusive distribution products to payment on consignment. The Company is often able to negotiate favorable pricing and discount programs with Independent Labels for which it acts as a distributor or supplier based upon a number of factors, including amount of funds advanced, volume of purchases, prompt payment and other value-added customer services.

         Each of the Major Labels has adopted policies regarding the distribution of its merchandise, including restrictions on the export of its merchandise by domestic distributors and on the premature release of recordings. Over the past several years, the Major Labels have sent various notifications to a number of domestic distributors (including the Company) with respect to alleged violations of one or more of such policies. Such notifications have contained express warnings that the Major Labels would refuse to supply product to distributors who continue to violate such policies. Refusal by any Major Label to ship product on a timely basis to the Company could have a material adverse effect on the Company's operations. While the Major Labels have, at times, temporarily suspended shipments to certain distributors for violations of such policies, the Company has never been subjected to any such suspension of shipments. The Company believes that its relationships with the Major Labels are good, and that none of its current sales activities will result in the loss of any major supplier of product to the Company.

         Substantially all of the pre-recorded music and video products sold by the Company are subject to copyrights, which, among other things, limit the manner and geographic area in which such products can be sold. Sales made in violation of copyright restrictions by any person in the chain of distribution of a copyrighted product may subject others in the chain of distribution, such as the Company, to infringement penalties. Such penalties may include monetary damages, injunctive relief on such terms as may be deemed reasonable to prevent or restrain further copyright infringement, or the impoundment or destruction of all copies or phono records claimed to have been made or used in violation of the copyright owner's exclusive rights. The Company distributes a multiplicity of labels and products and relies on its suppliers to comply with applicable copyright laws, as is customary in the industry. The Company also buys and sells product over a wide geographical area and is subject to the copyright laws of numerous jurisdictions, some of which may be conflicting and as a result, the Company's exposure to copyright infringement penalties may be heightened.

     The Company purchases its other product lines, including music accessories and related products, from a variety of manufacturers and distributors. With respect to the Company's various other product lines, inventory is not returnable in all instances; therefore, the Company attempts to maintain a more conservative stocking and payable position for these items.

Shipping Policies

         The Company offers 24-hour delivery throughout the continental United States via overnight delivery services. Taking advantage of favorable volume arrangements, the Company is able to provide such service at competitive prices. The majority of the Company's international orders emanating from the United States are shipped using air carriers that will guarantee timely delivery of music products to the Company's foreign customers. These air carriers provide volume discounts that allow the Company to supply foreign customers at competitive prices.

Customers and Credit Policies

         The Company services thousands of retail locations worldwide, including retail chains and wholesale distributors, multi-store retailers, and single-store retailers. No one customer accounted for more than 10% of the Company's sales in 1995 or 1996. The Company requires substantially all new domestic customers to pay C.O.D. and all new international customers to prepay orders for an initial screening period until a credit history can be established. New customers are then gradually provided credit over time as a satisfactory payment record is demonstrated.

Competition

     The Company believes it is the largest full service distributor of pre-recorded music and music related products in the United States. In addition, the Company believes it is the leading non-captive distributor of Independent Label product in the United States. Its principal competitors among non-captive distributors of Major Labels include Valley Distributors, Universal Distributors and Pacific Coast One-Stop and its principal competitors among distributors of Independent Labels include RED, MS Distributors and Navarre Corp. The Company believes that the primary competitive factors in the music distribution business include: technological capabilities, breadth of owned and exclusively distributed products and depth of inventory, "fill rate," timeliness of delivery, geographic coverage, marketing capability and financial resources.

         The Company's competitors in the acquisition and exploitation of proprietary products include the Major Labels, each of whom has significantly greater financial resources than does the Company.

Employees

         As of December 31, 1996, the Company had approximately 1,850 employees, none of whom was represented by an employee union. Of such employees, 498 were engaged in management and administrative functions, 402 were engaged in sales and marketing, and 950 were engaged in inventory control/warehouse and distribution. Management believes that its employee relations are good.

Item 2.   PROPERTIES

         As of December 31, 1996, the Company conducted its distribution operations from the following locations:

                                                Approximate
Location                                       Square Footage                      Leased or Owned
Coral Springs, Florida                             240,000                              Owned
Santa Fe Springs, California                       130,000                              Leased
Los Angeles, California                             13,000                              Leased
Chessington, England                                33,000                              Leased
Albany, New York                                   120,000                              Leased
Montreal, Canada                                    18,000                              Leased
Miami, Florida*                                    100,000                              Leased
Miami, Florida*                                     47,000                              Leased
Miami, Florida*                                     24,000                              Leased
Miami, Florida*                                     16,000                              Leased
Denver, Colorado**                                  36,000                              Leased
Bethel, Connecticut**                               86,000                              Leased
San Fernando, California**                          30,000                              Leased
Secaucus, New Jersey**                              26,000                              Leased
Dallas, Texas**                                     36,000                              Leased
Sao Paulo, Brazil**                                 40,000                              Leased
Sao Paulo, Brazil**                                  4,000                              Leased
---------------

*    Closed on or before March 31, 1997.

** To be closed pursuant to the Consolidation Plan. See "Management's Discussion and Analysis of Financial Condition-Consolidation and Other Charges."

Item 3.  LEGAL PROCEEDINGS

      Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE BY THE
                  SECURITY HOLDERS

         A Special Meeting of Stockholders of the Company was held on October 29, 1996 (the "Special Meeting"). Of the 44,724,845 shares of Common Stock of the Company entitled to be voted at the Special Meeting, 30,110,467 shares of Common Stock were voted in person or by proxy, constituting a quorum.

The following matters were considered and voted at the Special Meeting:

1. The Stockholders approved the issuance of shares of Common Stock upon conversion of the Company's Series A Convertible Preferred Stock.

                               Votes cast for                    29,733,778
                               Votes cast against                   320,256
                               Abstentions                           62,774
                               Broker non-votes                  14,614,378

2. The Stockholders ratified the acquisition of Red Ant L.L.C. pursuant to the Stock Acquisition and Merger Agreement dated as of August 15,1996, (the "Merger Agreement") so as to approve the issuance of the Contingent Stock contemplated thereby. Before adjustments required by rules promulgated by the New York Stock
Exchange:

                               Votes cast for                    29,688,984
                               Votes cast against                   358,709
                               Abstentions                           62,774
                               Broker non-votes                  14,614,378

         After adjustments to vote the shares of Common Stock acquired by Mr. Alvin N. Teller and by Wasserstein & Co., Inc. and affiliates pursuant to the Merger Agreement (6,718,751 shares) in the same proportion as shares of Common Stock voted for approval of this Proposal 2 by unaffiliated Stockholders.

                               Votes cast for                    26,454,577
                               Votes cast against                   412,459
                               Abstentions                           62,774
                               Broker non-votes                  17,795,035

                                  PART II

Item 5.  MARKET FOR THE REGISTRANT'S SECURITIES
                  AND RELATED MATTERS

The Common Stock is listed and traded on the NYSE under the symbol "CDS". The following table sets forth for the periods indicated, the high and low sales prices per share for Alliance Common Stock as reported on the New York Stock Exchange Composite Tape.


                          PRICE RANGE OF COMMON STOCK

         The Common Stock is traded on the NYSE under the symbol "CDS." The following table sets forth, for the periods indicated, the high and low sales prices per share for the Common Stock as reported on the New York Stock Exchange Composite Tape:

                                                                 High                Low
1995
   First quarter ....................................             7                  4 3/8
   Second quarter ...................................            10 1/8              5 3/4
   Third quarter ....................................             9 5/8              6 7/8
   Fourth quarter ...................................            11 1/4              6 1/8
1996
   First quarter ....................................            10 1/2              7 5/8
   Second quarter ...................................             9 1/2              4 7/8
   Third quarter  ...................................             7                  4 3/4
   Fourth quarter ...................................             5 3/4              1 7/8
1997
   First quarter (through March  21, 1997) ..........             2 1/4              1 3/8


         On March 21, 1997, the closing price per share for the Common Stock was $1 1/2. As of March 21, 1997, there were approximately 314 record holders of Common Stock.

                              DIVIDEND POLICY

The Company has not declared or paid any dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain all working capital and earnings, if any, for use in the
Company's operations and in the expansion of its business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant. The indenture governing the Company's 11 1/4% Senior Subordinated Notes, the Company's Credit Agreement and the Certificates of Designation of the Company's outstanding Convertible Preferred Stock restrict the Company's ability to pay dividends.

Item 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following selected historical financial data have been derived from the consolidated financial statements of Alliance. The following data should be read in conjunction with Alliance's consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the other financial information included elsewhere herein.

                                                                  Year Ended December 31,
                                               1992            1993           1994        1995           1996
                                           ----------      ----------      ----------   ----------     -------
                                                     (Dollars in thousands, except share and per share data)

Statements of Operation Data:

Net sales............................      $  131,397       $  200,537     $ 535,195    $720,325       $691,099

Cost of sale.........................         109,386          168,276       442,004     575,552        603,7219(1)
                                           ----------       -----------     ---------    --------       -------
Gross profit.........................          22,011           32,261        93,191     144,773         87,378

Selling; general and
   administrative expenses...........          12,359           20,461        56,714      97,496        144,402(1)

Restructuring and asset
   impairment charges................             --              --            --          --           62,498(1)

Amortization of intangible assets....           1,545            3,294         6,315      10,500         12,568
                                           ----------      -----------     ---------    --------     -------------
                                                8,107            8,506        30,162      36,777       (132,090)
Other, primarily interest expense....          (3,246)          (4,058)       (7,892)    (24,685)       (32,465)
                                           ----------      -----------     ---------    --------     -------------
Income (loss) before income
  taxes and extraordinary loss......            4,861            4,448        22,270      12,092       (164,555)(1)

Provision (benefit) for income
   taxes.............................           1,829            1,804         9,427       6,820        (15,900)
Income (loss) before
   extraordinary loss................           3,032            2,644        12,843       5,272      $(148,655)(1)
                                                -----      -----------     ---------    --------     -------------
Extraordinary loss...................             630            3,539            --          --             --
                                                  ---      -----------     ---------    --------      ------------
Net income (loss)....................      $    2,402       $     (895)    $  12,843    $  5,272     $(148,655)(1)
                                            =========        =========      ========     =======     =============
Earnings (loss) per common share and
common share equivalents:

Income (loss) before
   extraordinary (loss)..............      $      .10             $.06     $      .38   $     .16          $(3.82)

Extraordinary loss, net..............            (.05)           (.22)            --          --            --
                                                  ----      ----------      ---------   ---------     ------------
Net income (loss)....................      $      .05      $     (.16)     $      .38   $     .16          $(3.82)
                                            =========       =========       =========    ========    =============
Net income (loss) applicable to
   common stock used in
   computing earnings (loss) per
   common share......................      $      752       $   (2,556)    $  12,843    $  5,272        $(150,877)
                                            =========        =========      ========     =======        ==========
Weighted average number of
   shares of common stock and
   equivalents outstanding...........      13,848,911       15,838,278     34,214,304   39,099,500     39,540,216
                                           ==========       ==========     ==========   ==========     ==========


Other Data:
EBITDA(1)(2).........................        $ 10,117        $  12,592     $ 38,833     $  51,097       $(113,999)
Interest Expense.....................           3,207            3,624        7,533        22,142          33,760
Depreciation and amortization(3).....           2,010            4,086        8,671        14,320          18,091
Capital Expenditures(4)..............             783            1,284        3,594        17,965          16,215
Ratio of EBITDA to interest
   expense(5)........................             3.2x            3.5x         5.2x           2.3x            *
Ratio of earning to fixed
   charges(6) .......................             2.5x            2.0x         3.6x           1.5x            *

Balance Sheet Data (as of end of
   period):
Working capital......................        $    866        $  32,490     $ 48,630     $ 121,057      $  36,894
Total assets.........................          81,683          150,218      402,619       645,408        613,082
Long-term debt, net of current.......
portion..............................          14,733           34,986      115,581       234,989        237,348
Stockholders' equity.................           4,332           41,618       68,431        88,827         17,054


     (1) Contributing to the loss of $148.7 miliion for the year December 31, 1996, were Consolidation and Other Charges of $118.9 million. Of the $118.9 million in charges, $40.9 million was charged to cost of sales and $15.4 million was charged to selling, general and administrative expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidation and Other Charges."

     (2) EBITDA (earnings before extraordinary items, interest, taxes, depreciation and amortization) is presented here not as a substitute for operating income, net income or cash flow from operating activities determined in accordance with generally accepted accounting principles, but rather as a measure of the Company's operating performance and ability to service debt. Certain restrictive covenants in the Indenture and the Credit Agreement are based on or related to the Company's EBITDA.

     (3) Excludes amortization of deferred financing costs.

     (4)Excludes capital expenditures incurred by acquired companies prior to acquisition.

     (5) For purposes of computing the ratio of EBITDA to interest expense, interest expense does not include amortization of deferred financing costs.

     (6) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and extraordinary items plus fixed charges. Fixed Charges consist of interest on all indebtedness, amortization of deferred financing costs, preferred stock dividends on a pre-tax basis and that portion of rental expense (approximately one-third) that management believes to be representative of interest.

* Due to ratios being less than zero, no amounts are presented herein.



                               Quarterly Financial Data
                                   (Unaudited)
                      (Amounts in Thousands, Except Share Data)


                                         First Quarter       Second Quarter          Third Quarter
                                                                                                         Fourth Quarter
                                      1995       1996(1)    1995       1996(2)    1995        1996       1995       1996(3)
                                      ----       ----       ----       ----       ----        ----       ----       ----
Net sales                             150,249    176,188    158,768    163,168     182,516    160,636    228,792    191,107

Gross profit                           28,675     32,794     30,922     21,096      36,820     28,233     48,356      5,255

Net Income (Loss)                       1,696     (4,628)     2,588    (21,897)        984     (9,445)         4   (112,685)

Income (loss) per common share            .05      (.13)        .07      (.59)         .03      (.23)        .01      (2.87)


     (1) Included in the First Quarter loss were Consolidation and Other Charges totalling $2.9 million. See "Management's Discussion and Analysis of Financial Condition and Result of Operations - Consolidation and Other Charges" and "Results of Operations Year Ended December 31, 1996 vs. Year Ended December 31, 1995."

     (2) Included in the Second Quarter loss were Consolidation and Other Charges totalling $17.5 million. See "Management's Discussion and Analysis of Financial Condition and Result of Operations - Consolidation and Other Charges" and "Results of Operations Year Ended December 31, 1996 vs. Year Ended December 31, 1995."

     (3) Included in the Fourth Quarter loss were Consolidation and Other Charges totalling $98.5 million. See "Management's Discussion and Analysis of Financial Condition and Result of Operations - Consolidation and Other Charges" and "Results of Operations Year Ended December 31, 1996 vs. Year Ended December 31, 1995."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Alliance is a fully integrated independent music company which creates, markets and distributes its proprietary content rights consisting of both new artist and catalog product in several genres. It is also the largest domestic full service distributor of pre-recorded music and music related products through traditional as well as emerging retail channels. In August 1996, Alvin
N. Teller (the former Chairman and Chief Executive Officer of MCA Music Entertainment Group) became Co-Chairman, Chief Executive Officer and President of Alliance in order to expand the Company's proprietary content business and to consolidate and focus the operations of the Company.

     The Company's  Proprietary Products Group consists of three primary labels:
Red Ant, Concord Jazz and Castle Communications. Each of these labels specializes in particular genres of music and releases records under a number of label imprints. Red Ant (which commenced operations in 1996 and will release its first full lenght projects in 1997)specializes in the release of new product primarily in the alternative rock and urban genres, with particular focus on the identification and development of new talent. It has succeeded in acquiring rights to certain groups also sought by labels of greater size and financial resources. Concord Jazz is a label specializing in traditional and contemporary jazz by well-known jazz artists such as Mel Torme, Rosemary Clooney, Chick Corea and Maynard Ferguson. Castle Communications is primarily a catalog and re-issue label which specializes in exploiting proprietary content rights to 1960's and 1970's British rock groups such as the Kinks, Iron Maiden, Black Sabbath and the Small Faces. Castle Communications together with The St. Claire Entertainment Group (the Company's wholly-owned Canadian subsidiary) are also engaged in the creation of budget product utilizing both the Company's proprietary products and rights licensed from others.

         The Company's  distribution  operation is conducted through two groups:
The One Stop Group specializing in the wholesale distribution of all available pre-recorded music product (i.e., pre-recorded music manufactured by the six major music companies: Sony Music, Time Warner, Polygram, MCA, EMI and BMG (the "Major Labels"); as well as music manufactured by independent labels ("Independent Labels")), and the Independent Distribution Group (specializing in the marketing, promotion and distribution of pre-recorded music manufactured by Independent Labels, including the Proprietary Products Group, on an exclusive and regional basis). While the Company's distribution operation services primarily  store-based  retail  customers  currently,  the  Company is  actively seeking distribution and fulfillment opportunities with music retailers operating on-line or through the internet. The Company is the exclusive music supplier to several on-line music retail sites, and also provides music database services to many cyber-retailers, including Music Boulevard and CD Now.

         The Company believes that its position as the largest full service distributor of music product in the United States provides certain competitive advantages to its Proprietary Products Group over other labels with respect to identifying and attracting new talent for the Proprietary Products Group and that this advantage will enhance its growth and commercial success.

Industry Conditions

     After sustaining significant growth from 1990 to 1995, the domestic music industry has gone through a period of little or no growth since 1995. Estimated United States retail sales volume for pre-recorded music and music videos, as published by the Recording Industry Association of America ("RIAA") totaled approximately $12.5 billion in 1996, representing a 1.5% increase from approximately $12.3 billion in 1995. This current slow down in the growth of domestic music sales has combined with (i) an over-expansion of retail outlets selling music products, (ii) substantial discount pricing on pre-recorded music by certain traditional and alternative music retailers; and (iii) changes in music consumption demographics to adversely impact the music industry in general and the Company's customers in particular. The adverse conditons have resulted in, among other things, product returns to the Company well in excess of historical levels as well as the bankruptcy of several significant customers. While the Company believes that these adverse factors are temporary in nature, no assurances can be given as to when such conditions will be alleviated.

Consolidation and Other Charges

     In November 1996, the Company announced a comprehensive consolidation plan (the "Consolidation Plan") pursuant to which Alliance's operations are in the process of being streamlined and non-core businesses have been or are in the process of being sold or discontinued. Pursuant to the Consolidation Plan, the Company will close five of the Company's eight domestic distribution facilities by the first quarter of 1998 (a ninth facility was closed in February 1997) and centralize all administrative functions for the Company's One Stop Group and Independent Distribution Group. Additionally, the Consolidation Plan calls for the administrative functions of the Company's three domestic proprietary labels (Red Ant, Castle US and Concord Jazz) to be consolidated under Red Ant. The Consolidation Plan is expected to be completed by March 1998 and includes the elimination of approximately 851 employee positions comprised principally of warehouse, sales, management and administrative employees.

     When fully implemented, the Company believes that the Consolidation Plan will result in annual savings to Alliance of approximately $25 million. For the year ended December 31, 1996, the Company recorded certain charges (the "Consolidation and Other Charges") totaling $118.9 million which in large part contributed to the Company's net loss of approximately $148.7 million for the year ended December 31, 1996. These Consolidation and Other Charges consisted of: (i) $33.6 million in non-recurring charges relating to the Consolidation Plan; (ii) $53.9 million in non-recurring charges relating to the disposition of certain Non-Core Businesses; (iii) $29.4 million of charges relating to current industry conditions; and (iv) $2.0 million in non-recurring charges related to the termination of a merger agreement with Metromedia International Group, Inc. The $118.9 million is inclusive of $20.0 million which will be required to be expended in future periods.

     In connection with costs to be incurred pursuant to completion of the Consolidation Plan, the Company recorded charges in fiscal year 1996 of $33.6 million, $30.6 million of which was recorded by the Company in the fourth quarter. These Consolidation Plan charges included: (i) $8.9 million of severance and benefits for employees to be terminated; (ii) $4.0 million of lease termination costs; and (iii) $20.7 million relating to adjustments to carrying value of certain assets such as inventory of labels which the Company's Independent Distribution Group no longer anticipates distributing and leasehold improvements.

     In connection with costs to be incurred pursuant to the divestiture or discontinuation of the Company's Brazilian operations, Premier Artist Services, Inc. subsidiary, German sales office, and video rights exploitation business (these businesses are hereinafter referred to as the "Non-Core Business"), the Company recorded charges in the fourth quarter in the amount of $53.9 million, which represented: (i) a reduction in the carrying value of the Company's investment in the Non-Core Businesses to their respective net realizable values;
(ii) the elimination of the unamortized costs in excess of net assets acquired with respect to the Non-Core Businesses; and (iii) results of operations of the Non-Core Businesses during the fourth quarter of 1996.

     In addition to the charges related to the Consolidation Plan and the Non-Core Businesses, the Company recorded additional charges for the year ended December 31, 1996 of $ 29.4 million relating to certain adverse factors affecting the United States recorded music industry including (a) over expansion of retail outlets selling music products, (b) substantial discount pricing of product by both major and alternative retailers, (c) higher than expected product returns from customers, (d) the bankruptcy of several significant customers and (e) changes in demographics and other factors slowing the growth of demand for pre-recorded music product. These industry-related charges significantly impacted the Company's distribution segment and include increased reserves for doubtful or uncollectable accounts and customer returns. While the industry conditions described above were a fundamental consideration in the Company's decision to implement the Consolidation Plan, these provisions would have been recognized even if management had not adopted a formal restructuring plan.

Results of Operations

     The following discussion and analysis should be read in conjunction with the audited financial statements of the Company and the notes thereto included elsewhere in this Annual Report.

     The following table sets forth certain operating data as a percentage of net sales for the years ended December 31, 1994, 1995 and 1996.


                                                                        Percentage of Sales
                                                   --------------------------------------------------------------

                                                         Year Ended December 31,         1996 Pre-Consolidation
                                                   -------------------------------------
                                                      1994         1995         1996     and Other Charges(1)
                                                      ----         ----         ----     --------------------
Net Sales                                             100%         100%         100%              100%
Gross Profit                                           17.4         20.1        12.6              18.6
Selling, General and Administrative Expenses           10.6         13.5        20.9              18.7
Restructuring and Asset Impairment Charges             --           --           9.0              --
Amortization of Intangible Assets                       1.2          1.5         1.8               1.8
Other Income (Expense) primarily Interest Expense      (1.5)        (3.4)       (4.7)             (4.7)
Provision (Benefit) for Income Tax                      1.7          1.0        (2.3)             (1.5)
Net Income (Loss)                                       2.4          0.7       (21.5)             (5.1)
---------------------------

     (1) Cost of sales, selling general and administrative expenses, and restructuring and asset impairment charges for the year ended December 31, 1996 include Consolidation and Other Charges of $41.0 million, $15.4 million, and $62.5 million, respectively.

      The following table sets forth certain operating data by business segment, excluding corporate related expenses and assets, for the years ended December 31, 1994, 1995 and 1996 (in thousands).

                                                         Year Ended December 31,
                                          1994                      1995                         1996
                               ------------------------------------------------------------------------------
                                             Proprietary                  Proprietary                 Proprietary
                                Distribution  Products    Distribution     Products     Distribution   Products
                                ------------ -----------  ------------    -----------   ------------  -----------

Net Sales...................    $511,236     $23,869      $653,981        $66,157       $617,885      $72,933
Depreciation and
Amortization................       2,454         378         3,112          7,225          3,913        8,357
Operating Income (Loss)
-   Pre-Consolidation
and Other   Charges (1).....      39,305       2,832        45,419          3,639          6,120       (2,728)
Operating Income (Loss)
-   Post-Consolidation
and Other   Charges (1).....      39,305       2,832        45,419          3,639        (48,527)     (25,737)
Capital Expenditures........       1,844       2,633         5,312          1,795          5,277        2,231
Identifiable Assets.........     222,046      99,364       393,304        119,594        326,085      133,191
---------------------------

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations Consolidation and Other Charges" and "Results of Operations - Year Ended December 31, 1996 vs.
         Year Ended December 31, 1995."

Year Ended December 31, 1996 vs. Year Ended December 31, 1995

     Net sales decreased from $720.3 million for the year ended December 31, 1995 to $691.1 million for the year ended December 31, 1996 or 4.1%. Net sales attributable to the Company's distribution segment for the year ended December 31, 1996 were approximately $617.9 million compared to $654.0 million for the year ended December 31, 1995. During the year ended December 31, 1996, the Company's distribution segment continued to experience lower than anticipated net sales to its customers in part due to: (i) decreased export sales; (ii) higher than expected product returns from customers as a result of weak retail sales and store closings, especially with respect to traditional music retailers; (iii) limited budgets allocated to the purchase of new product by certain of the Company's customers; and (iv) the reduction in successful new product released by the industry during 1996. Additionally, net sales in the distribution segment were negatively impacted by the downsizing of the Company's Brazilian operations in anticipation of their disposition. Net sales attributable to the Company's proprietary product segment for the year ended December 31, 1996, were approximately $72.9 million, compared to $66.2 million for the year ended December 31, 1995. Net sales for the period in the proprietary products segment were positively impacted by the exploitation of newly-acquired catalogs and the expansion of domestic label groups, but this positive impact was partially offset by a reduced demand by the Company's customers for deep catalog (as opposed to front-line or new release) product. The Company's business is seasonal with the smallest percentage of sales typically occurring in the first quarter and the largest percentage of annual sales typically occurring in the fourth quarter.

     The Company's gross margin decreased to 12.6% for the year ended December 31, 1996 from 20.1% for the year ended December 31, 1995. The impact of the Consolidation and Other Charges on gross margin resulted in a gross margin reduction of approximately 6% for the year ended December 31, 1996. For the year ended December 31, 1996, the gross margin of the distribution segment was 9.1%, compared to 17.6% for the year ended December 31, 1995. The impact of the Consolidation and Other Charges on gross margin for this segment resulted in a gross margin reduction of approximately 6.5% for the year ended December 31, 1996. The reduction in gross margin prior to the impact of the Consolidation and Other Charges for the distribution segment was primarily related to: (i) return disincentive penalties associated with higher than expected product return during the period; (ii) increased proportion of sales of the One Stop Group attributable to new release product as opposed to higher margin, deep catalog product; (iii) a reduction in discount buying and advertising programs offered by the six Major Labels; and (iv) the impact of the downsizing of the Brazilian operations in anticipation of their disposition. For the year ended December 31, 1996, the gross margin of the proprietary products segment was 42.7% compared to 44.8% for the year ended December 31, 1995. The impact of the Consolidation and Other Charges on gross margins for the proprietary products segment resulted in a gross margin reduction of approximately 1.0% for the year ended December 31, 1996.

         Selling, general and administrative expenses increased from $97.5 million, or 13.5% of net sales, for the year ended December 31, 1995 to $144.4 million, or 20.9% of net sales, for the year ended December 31, 1996. The Company's selling, general and administrative expenses as a percentage of net sales increased on an overall basis in the period for several reasons including:
(i) non-recurring charges of approximately $15.4 million associated with the Consolidation and Other Charges; (ii) the incremental costs of processing higher than anticipated customer returns during the period; (iii) costs associated with the duplication of certain overhead related to the Consolidation Plan; and (iv) the inclusion of a full year of results for Independent National Distributors, Inc. ("INDI") and One Way Records, Inc. ("One Way") in 1996 as compared to five months of results for INDI and four month of results for One Way for the year ended December 31, 1995.

     Net income for the year ended December 31, 1995 was $5.3 million compared to a net loss for the year ended December 31, 1996 of $148.7 million primarily due to the impact of the Consolidation and Other Charges discussed above. The impact of the Consolidation and Other Charges on the net loss for the year ended December 31, 1996, was $113.4 million. The remaining reduction from the year ended December 31, 1995 was primarily related to losses from operations discussed above as well as increased interest expense of $11.6 million resulting from: (i) higher interest rates associated with the Company's borrowings under the 11 1/4% Senior Subordinated Notes, the proceeds of which were utilized to finance strategic acquisitions; (ii) increased working capital requirements related to the companies acquired in 1995; (iii) higher interest rates
associated   with  working  capital   borrowings  by  the  Company's   Brazilian
operations; and (iv) an on-going timing difference between investing in copyright acquisitions by the Proprietary Products Group and the generation of sales associated with products produced pursuant to such acquired rights. For the year ended December, 1996, the Company recognized tax benefits of approximately $15.9 million representing the effect of net operating loss carry forwards and other frontline deductible amounts which management believes will be recognized in future periods although no assurance can be given with respect to the realization of such benefits.

Year Ended December 31, 1995 vs. Year Ended December 31, 1994

Net sales increased from $535.2 million for the year ended December 31, 1994 to $720.3 million for the year ended December 31, 1995, or 34.6%, as a result of
(i) inclusion of five months of net sales of INDI ($38.8 million); (ii) inclusion of four months of net sales of One Way ($16.3 million); (iii) increased domestic net sales to existing as well as new customers; and (iv) a $26.2 million increase in net sales by the Company's Brazilian operations, despite relatively flat sales in the industry during this period (See "Business-Music Industry Overview"). Net sales attributable to the Company's distribution segment for the year ended December 31, 1995 were approximately $654.0 million compared to $511.3 million for the year ended December 31, 1994. Sales attributable to the Company's proprietary product segment for the year ended December 31, 1995 were approximately $66.2 million, compared to $23.9 million for the year ended December 31, 1994. Sales for the year ended December 31, 1994 included only four months of sales of Castle and only one month of sales for Concord. The Company's business is seasonal with the smallest percentage of sales typically occurring in the first quarter and the largest percentage of annual sales typically occurring in the fourth quarter.

The Company's gross margin increased to 20.1% for the year ended December 31, 1995 from 17.4% for the year ended December 31, 1994. For the year ended December 31, 1995, the gross margin of the distribution segment was 17.6%, compared to 16.3% for the year ended December 31, 1994. The increase was due in part to the relatively higher gross margin associated with sales of independent label product and budget product by the Company's Independent Distribution Group pursuant to exclusive and regional distribution agreements. For the year ended December 31, 1995, the gross margin of the proprietary products segment was 44.8% compared to 45.2% for the year ended December 31, 1994. The Company believes that gross margins as a percent of sales of the proprietary products segment may decline in the future as the Company implements its plan to distribute directly rather than license more of its proprietary products. The Company believes that the increase in expected sales as a result of the strategy to distribute directly rather than license its proprietary product will be sufficient to offset the adverse effect resulting from the possible decrease in gross margins.

Selling, general and administrative expenses increased from $56.7 million or 10.6% of net sales for the year ended December 31, 1994 to $97.5 million or 13.5% of net sales for the year ended December 31, 1995. While selling, general and administrative expenses as a percentage of net sales of the One Stop Group was relatively unchanged, the Company's selling, general and administrative expenses as a percentage of net sales increased on an overall basis in the period for several reasons including (i) less than anticipated sales (especially in the fourth quarter); (ii) the inclusion in 1995 of acquired companies with higher marginal marketing and promotional expenses in both the Proprietary Products Group and Independent Distribution Group, (iii) increases in corporate overhead and expenses related to legal, accounting, information systems and other services provided to the Company's operating units to assist them in integrating acquired companies and implementing the Company's modernization program and (iv) higher than expected selling, general and administrative expenses incurred in connection with the relocation of a distribution facility to Santa Fe Springs, California.

     Net income for the year ended December 31, 1995 decreased $7.6 million or 59.0% from that of the year ended December 31, 1994 primarily as a result of (i) the increase in selling, general and administrative expenses discussed above,
(ii) increased amortization of intangible assets associated with acquisitions ($5.0 million for the year ended December 31, 1994 to $6.4 million for the year ended December 31, 1995); (iii) the Company's higher effective income tax rate (42% for the year ended December 31, 1994 to 56.4% for the year ended December 31, 1995); and (iv) increased interest expense of $14.6 million resulting from:
(a) higher interest rates associated with the Company's borrowings under the 11 1/4% Senior Subordinated Notes; (b) increased effective interest rates on the Company's borrowings under its Credit Agreement from 7.3% for the year ended December 31, 1994 to 8.8% for the year ended December 31, 1995; (c) increased borrowings to finance higher than expected inventory levels related to, among other things, purchases of extra inventory in connection with the relocation into a new warehouse facility in Santa Fe Springs, California; (d) additional borrowings to finance acquisitions; (e) increased working capital requirements related to the increase in sales; and (f) an on-going timing difference between the financing of copyright acquisitions by the Proprietary Products Group and the generation of sales associated with products produced pursuant to such acquired rights.

Liquidity and Capital Resources

         Cash Used in Operations

     Cash used in operations for the year ended December 31, 1996 was $38.1 million compared to $67.3 million for the year ended December 31, 1995. Accounts receivable for the period decreased by $20.2 million or 10%, primarily as a result of the Company's decrease in net sales and the impact of Consolidation and Other Charges of $26.9 million related to increased reserves for doubtful or uncollectible accounts. Inventory for the period decreased $28.2 million or 15% as a result of (i) the Company's decrease in net sales, (ii) Consolidation and Other Charges of $17.7 million relating to the write-down to its net-realizable value of inventory of labels which the Company's Independent Distribution Group no longer anticipates distributing and (iii) an on-going inventory reduction initiative implemented as part of the Consolidation Plan. Accounts payable and accrued expenses increased by $38.2 million or 17%, primarily as a result of Consolidation and Other Charges of $20.0 million.

         Cash Used in Investing Activities

         The Company's capital expenditures for the year ended December 31, 1996, were $16.2 million compared to $18.0 million for the year ended December 31, 1995. The capital spending during the year ended December 31, 1996 was primarily focused on the modernization of the Company's Coral Springs, Florida facility and the acquisition of computer hardware to enable the execution of the Consolidation Plan. Total capital expenditures related to these two activities were $14.1 million for 1996.

         The Company spent $18.5 million for the acquisition of proprietary music rights in the year ended December 31, 1996, compared to $20.9 million for the year ended December 31, 1995. The Company anticipates continued expenditures related to the acquisition of proprietary music rights as opportunities are presented that are consistent with the Company's long term objectives.

         Consolidation Plan

     The Company anticipates cash requirements of approximately $20.0 million to fully complete its Consolidation Plan.

         Cash Provided from Financing Activities

     During the year ended December 31, 1996, the Company generated net proceeds from financing activities of $61.5 million consisting primarily of: (i) $42.25 million of Series A Convertible Preferred Stock issued on July 16, 1996, and
(ii) $15 million of Series B Convertible Preferred Stock and 6% Exchangeable Notes due 2001.

     On March 31, 1997, the Company and Chase Manhattan Bank, as agent for the banks (the "Senior Lenders") who are parties to the Third Amended and Restated Credit Agreement (the "Credit Agreement") agreed to amended the Credit Agreement to waive covenant defaults in existence prior to December 31, 1996, and to modify the financial covenants for future periods. Additionally, the amended Credit Agreement requires that the Company raise at least $35 million in equity capital (the "Equity Condition") before July 1, 1997. Although management believes that the Company will be able to raise such equity, the failure to complete such financing prior to the specified date will constitute an event of default under the Credit Agreement. There can be no assurance that the Company will be in compliance with the modified convenants in future periods or satisfy the Equity Condition prior to July 1, 1997. In the event that the Company fails to meet its covenants or does default in its obligations under the Credit
Agreement, the Senior Lenders would have the right to terminate the revolving credit facility and declare all outstanding loans, interest and other amounts payable under the Credit Agreement, immediately due and payable. In the event of such termination and acceleration, the Company would be unable to satisfy its obligations under the Credit Agreement without obtaining additional financing from third parties.

     In order to satisfy the Equity Condition, the cash requirements of the Consolidation Plan, enhance the Company's working capital position and provide needed capital for the expansion of the Company's proprietary content business, the Company is actively pursuing various of the following financing alternatives, including: (i) an investment, subject to certain conditions, from a group including its existing investors to acquire newly-issued securities of the Company or one of its subsidiaries; (ii) an investment proposal from a third party, subject to a due diligence investigation and other conditions, to make a significant capital commitment to the Company in connection with a general recapitalization of the Company; and (iii) a rights offering of $35 million of convertible preferred stock in which Wasserstein & Co. has agreed, to act as a stand-by purchaser for up to $17.5 million of rights, subject to certain conditions, including, other shareholders subscribe for not less than $17.5 milion in rights. Although no assurances can be given, the Company believes that it will be successful in obtaining the financing necessary to satisfy the Equity Condition through one of the foregoing alternatives or other alternatives which should provide it with adequate working capital to achieve its business plans though the remainder of 1997.

         Forward-Looking Statements

     Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These
forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "expects," "anticipates," or words of sumilar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by forward-looking statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the factors that could cause actual results to differ materially are the following: availability of new release product, pricing strategies of competitors, public demand for various styles of recorded music, product returns from customers and overall economic conditions.

         New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS
128). FAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 also makes a number of changes to existing disclosure requirements. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of FAS 128.

Item 8.   Index

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page

Report of Independent Accountants                           32

Consolidated Balance Sheets                                 33

Consolidated Statements of Operations                       34

Consolidated Statement of Stockholders' Equity              35

Consolidated Statements of Cash Flow                        36

Notes to Consolidated Financial Statements                  38

                            Report of Independent Accountants


The Board of Directors and Stockholders of
Alliance Entertainment Corp.


     We have audited the accompanying balance sheets of Alliance Entertainment Corp. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Entertainment Corp. and subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.

Miami, Florida
February 28, 1997, except for the
information in Note 4, as to which
the date is March 31, 1997

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                       DECEMBER 31,
                                       (Amounts in Thousands, Except Share Data)

                                                                        1995            1996
                                                                 ----------------- --------------

                           ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                    $         12,852  $       8,669
    Accounts receivable, less allowance for doubtful
       accounts of 1995 $4,964;  1996 $15,558                             193,785        173,619
    Inventory                                                             192,604        164,380
    Advances and other prepaid expenses                                    24,609         22,739
    Refundable income taxes                                                   783         11,260
    Deferred income taxes                                                   9,061          5,798
                                                                 ----------------- --------------
           Total current assets                                           433,694        386,465
                                                                 ----------------- --------------
INVESTMENTS, at cost                                                          782          1,100
PROPERTY AND EQUIPMENT                                                     24,826         33,793
COPYRIGHTS, less accumulated amortization                                  64,150         62,917
COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED,
    less accumulated amortization                                          97,262         93,727
COVENANTS NOT TO COMPETE, less accumulated
    amortization                                                           10,586          8,366
DEFERRED INCOME TAXES                                                       1,894          9,798
OTHER ASSETS, less accumulated amortization                                12,214         16,916
                                                                   ---------------   ------------

TOTAL ASSETS                                                     $        645,408  $     613,082
                                                                 =================   ============
CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY
    Notes payable                                                $         73,700  $      72,671
    Current maturities of long-term debt                                    8,983          8,305
    Current obligations under capital leases                                  432            582
    Accounts payable and accrued expenses                                 229,088        267,187
    Income taxes payable                                                      434            826
                                                                 ----------------- --------------
           Total current liabilities                                      312,637        349,571
                                                                 ----------------- --------------
LONG-TERM DEBT                                                            234,622        236,215
OBLIGATIONS UNDER CAPITAL LEASES                                              367          1,133
DEFERRED INCOME TAXES                                                       8,955          9,109
COMMITMENTS
STOCKHOLDERS' EQUITY
    Series A convertible preferred stock, $.01 par value,
       886,240 shares authorized, shares issued and
       outstanding 1995 0; 1996 422,500 ( $43,812
       liquidation preference)                                           -                     4
    Series B convertible preferred stock, $.01 par value,
       300,000 shares authorized, shares issued and
       outstanding 1995 0; 1996 57,500 ( $5,760
       liquidation preference)                                           -                     1
    Common stock, $.0001 par  value, 100,000,000
       shares authorized, shares issued and outstanding
       1995 35,638,331; 1996 44,764,853                                         3              4
    Additional paid-in capital                                             71,276        146,665
    Employee notes for stock purchases                                        (67)           (67)
    Retained earnings (deficit)                                            17,369       (131,286)
    Foreign currency translation adjustment                                   246          1,733
                                                                 ----------------- --------------
           Total stockholders' equity                                      88,827         17,054
                                                                 ----------------- --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $        645,408  $     613,082
                                                                 ================= ==============

The accompanying notes are an integral part of these financial statements.

                                   ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 YEAR ENDED DECEMBER 31,
                                      (Amounts in Thousands, Except Share Data)


                                                                        1994            1995           1996
                                                                 ----------------- -------------- --------------
Net sales                                                        $        535,195  $     720,325  $     691,099

Cost of sales                                                             442,004        575,552        603,721
                                                                 ----------------- -------------- --------------

           Gross profit                                                    93,191        144,773         87,378

Selling, general and administrative expenses                               56,714         97,496        144,402
Restructuring and asset impairment charges                                    -             -            62,498
Amortization of intangible assets                                           6,315         10,500         12,568
                                                                 ----------------- -------------- --------------

                                                                           63,029        107,996        219,468
                                                                 ----------------- -------------- --------------

                                                                           30,162         36,777       (132,090)
                                                                 ----------------- -------------- --------------

Other income (expense)
    Amortization of deferred financing costs                                 (599)        (1,325)        (1,903)
    Other income (expense) - net                                              240         (1,218)         3,198
    Interest expense                                                       (7,533)       (22,142)       (33,760)
                                                                 ----------------- -------------- --------------
                                                                           (7,892)       (24,685)       (32,465)
                                                                 ----------------- -------------- --------------

       Income (loss) before income taxes                                   22,270         12,092       (164,555)

Provision (benefit) for income taxes                                        9,427          6,820        (15,900)
                                                                 ----------------- -------------- --------------

       Net income (loss)                                         $         12,843  $       5,272  $    (148,655)
                                                                 ================= ============== ==============

Earnings (loss) per common share and
    common share equivalents                                     $            .38  $         .16 $        (3.82)
                                                                 ================= ============== ==============

Net income (loss) applicable to common stock used in
    computing earnings (loss) per common share                   $         12,843  $       5,272  $    (150,877)
                                                                 ================= ============== ==============

Weighted average number of shares of
    common stock and equivalents outstanding                           34,214,304     39,099,500     39,540,216
                                                                 ================= ============== ==============

           The accompanying notes are an integral part of these financial statements.

                                  ALLIANCE ENTERTAINMENT CORP. AND SUBISIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       (Amounts in Thousands, Except Share Data)

                                                            Capital Stock Issued
                                           ------------------------------------------------------
                                                                                                  Employee                 Foreign
                                             Series A     Series B                  Additional    Notes for    Retained    Currency
                                            Preferred     Preferred    Common       Paid-In        Stock      Earnings  Translation
                                              Stock         Stock       Stock       Capital       Purchases    (Deficit)  Adjustment
                                           ----------  ------------   ---------- -------------  ------------ ------------  ---------
Balance at December 31, 1993               $    -      $      -       $       3  $    42,397    $      (36)  $     (746)   $      -

Issuance of 2,273,223 shares of
common stock
for purchase of companies                       -             -            -         13,707           -            -             -
Exercise of options for 262,500
shares of commonstock in exchange
for employee notes                              -             -            -             31          (31)          -             -
Exercise of options for 249,500
shares of common stock                          -             -            -             51           -            -             -
Exercise of warrants for 100 shares
of common stock                                 -             -            -              1           -            -              -
Adjustment for costs incurred in
connection with Trinity Merger                  -             -            -           (224)          -            -              -
Net income                                      -             -            -            -             -         12,843            -
Translation adjustment                          -             -            -            -             -            -            435
                                       ----------   ------------   ----------     ----------  ----------      ---------  -----------

Balance at December 31, 1994                    -             -               3      55,963          (67)       12,097          435

Issuance of 147,309 shares of common
stock for purchase of company                   -             -            -          1,300           -            -              -
Exercise of options for 125,000
shares of common stock in
exchange for employee notes                    -             -            -             15          (15)          -              -
Payment of employee note                       -             -            -            -             15           -              -
Exercise of options and warrants
for 1,502,287 shares of common stock           -             -            -          4,614           -            -              -
Tax benefit related to exercise of
employee stock options                         -             -            -          1,602           -            -              -
Exchange  of  4,347,095  A Warrants
and  4,393,064  B Warrants  for 543,387
and 337,928  shares of common  stock,
respectively,  and costs of  exchange
offer, including the issuance of
66,375 shares of common stock                  -             -            -           (518)          -            -              -
Exchange of $8,000,000 of preferred
stock and accumulated dividends of
subsidiary for 1,518,972 shares
of common stock                                -             -            -          8,300           -            -              -
Net income                                     -             -            -            -             -            5,272          -
Translation adjustment                         -             -            -            -             -            -            (189)
                                           ----------  ------------   ---------- -------------  ------------ ------------  ---------

Balance at December 31, 1995                   -             -                3     71,276          (67)         17,369         246

Exercise of options and warrants
for 2,372,563 shares of common stock           -             -            -          2,969           -            -              -
Issuance of 6,753,959 shares of
common stock for purchase
of companies                                   -             -                1     27,074           -            -              -
Issuance of 422,500 shares of series A
convertible preferred stock                       4          -            -         40,761           -            -              -
Issuance of 57,500 shares of series B
convertible preferred stock                    -                1         -          6,807           -            -              -
Deemed dividend on issuance of series B
convertible preferred stock                    -             -            -         (2,222)          -            -              -
Net loss                                       -             -            -            -             -         (148,655)         -
Translation adjustment                         -             -            -            -             -            -           1,487
                                           ==========  ============   ========== =============  ============ ============  =========
Balance at December 31, 1996               $     4     $        1     $       4  $ 146,665      $   (67)     $ (131,286)   $  1,733
                                           ==========  ============   ========== =============  ============ ============  =========

 The accompanying notes are an integral part of these financial statements.

                                  ALLIANCE ENTERTAINMENT CORP. AND SUBISIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               YEAR ENDED DECEMBER 31,
                                                (Amounts in Thousands)

                                                                        1994            1995           1996
                                                                 ----------------- -------------- --------------
Cash Flows From Operating Activities
    Net income (loss)                                            $         12,843  $       5,272       (148,655)

    Adjustments to reconcile net income (loss) to net cash
       used in  operating
       activities:
       Depreciation and amortization                                        9,270         15,645         19,994
       Restructuring and asset impairment charges                             -             -            55,908
       Other non cash charges                                                 -             -            27,037

    Change in assets and liabilities: net of effect of acquisitions
       (Increase) in accounts receivable                                  (42,038)       (44,987)        (9,865)
       (Increase) decrease in inventory                                   (33,783)       (46,399)           825
       (Increase) decrease in prepaid expenses and other                    5,054         (5,786)        (2,979)
       (Increase) in deferred income taxes                                 (1,113)        -              (5,505)
       Increase in accounts payable and
           accrued expenses                                                50,631         12,656         34,488
       Increase (decrease) in income taxes payable                          1,834         (3,694)       (10,038)
                                                                 ----------------- -------------- --------------

       Net cash provided by (used in) operating activities                  2,698        (67,293)       (38,790)
                                                                 ----------------- -------------- --------------


Cash Flows From Investing Activities
    Purchase of property and equipment, net                                (3,594)       (17,965)       (16,215)
    (Increase) in copyrights                                                  -          (20,863)       (18,462)
    (Increase) in other assets                                             (1,260)          (336)        (5,676)
    Purchase of businesses including costs,
       net of cash acquired                                               (74,080)       (40,909)        11,149
                                                                 ----------------- -------------- --------------

       Net cash used in investing activities                              (78,934)       (80,073)       (29,204)
                                                                 ----------------- -------------- --------------


Cash Flows From Financing Activities
    Increase (decrease) in excess of outstanding
       checks over bank balance                                               (48)         5,874          2,093
    Proceeds from issuance of  stock                                         (172)        12,024         48,321
    Proceeds from borrowings                                              240,000        489,649        313,664
    Payments on borrowings                                               (155,109)      (347,636)      (301,336)
    Payments for financing costs                                           (3,021)        (7,734)        (1,250)
                                                                 ----------------- -------------- --------------

       Net cash provided by financing activities                           81,650        152,177         61,492
                                                                 ----------------- -------------- --------------

Effect of foreign currency translation                                        435           (189)         2,319
Net increase (decrease) in cash and cash equivalents                        5,849          4,622         (4,183)

Cash and cash equivalents
    Beginning of period                                                     2,381          8,230         12,852
                                                                 ----------------- -------------- --------------

    End of period                                                $          8,230  $      12,852  $       8,669
                                                                 ================= ============== ==============

      The accompanying notes are an integral part of these financial statements.

                                ALLIANCE ENTERTAINMENT CORP. AND SUBISIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                            YEAR ENDED DECEMBER 31,
                                            (Amounts in Thousands)


                                                                        1994            1995           1996
                                                                 ----------------- -------------- --------------
Supplemental Disclosure of Cash Flow Information

    Cash payments for interest                                   $          6,997  $      14,092  $      30,921
    Cash payments for income taxes                               $          7,711  $      10,217  $       2,690


Supplemental Disclosure of Noncash Investing and Financing Activities

    Common stock issued to employees for notes                   $             31  $          15  $      -

    Acquisition of subsidiary
       Cash purchase price, net of cash acquired                 $         74,080  $      40,909  $     (11,149)

    Working Capital acquired, net of cash
       and cash equivalents                                      $         (3,345) $         133  $       2,813
    Fair value of other assets acquired, principally
       property and equipment                                               2,277          5,652          1,267
    Copyrights                                                             51,236         -              -
    Cost in excess of net assets of business acquired                      39,360         38,594         11,856
    Covenant not to compete                                                 5,000          2,528         -
    Long-term debt assumed                                                 (1,741)           (81)           (10)
    Long-term debt incurred                                                (5,000)        (4,600)        -
    Common stock issued                                                   (13,707)        (1,317)       (27,075)
                                                                 ----------------- -------------- --------------

                                                                 $         74,080  $      40,909  $     (11,149)
                                                                 ================= ============== ==============

           The accompanying notes are an integral part of these financial statements.

                      ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Nature of Business and Significant Accounting Policies:

Nature of Business:

Alliance Entertainment Corp. (the "Company"), through its wholly-owned subsidiaries, is a fully integrated independent music company which operates in two segments of the music industry, the distribution of music and music related products through traditional as well as emerging retail channels (the "Distribution Segment") and the creation and marketing of proprietary content rights consisting of both new artists and catalog product in several genres (the "Proprietary Segment"). The Company's operations are located in the United States, United Kingdom and Canada. The Company has disposed of its Brazilian and German Operations (see Note 3).

Management Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of future cash flows used as a basis to assess recoverability of intangible assets such as copyrights and cost in excess of net assets acquired. Sales in the music industry generally give certain customers the right to return product. The Company provides reserves for inventory, accounts receivable and artists advances. In addition, the Company's suppliers generally permit the Company to return products that are in the suppliers current product listing. Management periodically reviews its significant accounting estimates, and it is reasonably possible that reserves may change based on actual results and other factors.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Inventories:

Inventories consisting of primarily distributed products are stated at the lower of cost or market with cost determined principally on the average cost basis.

Foreign Currency Translation:

The Company accounts for translation of foreign currency in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". For operating subsidiaries where the functional currency is the local currency rather than the U.S. dollar, cumulative translation adjustments are reflected as a separate component of Stockholder's Equity. The Company's Brazilian subsidiaries which are under contract for sale are considered by the terms of SFAS No. 52 to be in a "highly inflationary" economy and accordingly the U.S. dollar has been used as the functional currency. Therefore, certain assets of these operations are translated at historical exchange rates and all translation adjustments have been reflected in the consolidated statement of operations.

                ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Significant Accounting Policies, (Continued):

Revenue Recognition:

Revenue from the sale and distribution of pre-recorded music, music accessories and other related products is recognized when the products are shipped. Income from the sale or licensing of media rights is recognized when the sale has been completed or obligations of the licensor have been performed, including delivery of the master of such rights to the licensee.

Property and Depreciation:

Property and equipment is carried at cost. Depreciation, including amortization of equipment held under capital leases, is computed using straight-line and accelerated methods over the estimated useful lives of the various classes of depreciable assets or, in the case of equipment held under capital leases, over the lesser of the useful life or the lease term. Maintenance and repairs are expensed as incurred. Upon the sale or disposition of property and equipment, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income. Major renewals and betterments are capitalized.

Intangibles and Other Long-Lived Assets:

Copyrights and masters are carried at cost and are amortized on a straight line basis over the estimated useful lives of the copyrights and masters, generally five to twenty years. The cost in excess of net assets of businesses acquired at the respective acquisition dates is amortized on a straight line basis principally over 20 years. Covenants not to compete are carried at cost and are amortized on a straight line basis over the respective terms of the covenants, ranging from five to ten years. Deferred loan costs, amounting to $10,923,000 in 1995 and $10,188,000 in 1996 are included in other assets and are amortized over the terms of the related loans. The Company evaluates the recoverability of intangibles at the operating group level through analysis of operating results and consideration of other significant events or changes in the business environment. The determination of whether impairment exists is made on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If undiscounted expected future cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the related intangibles based on the expected discounted cash flows of the related operating group. Substantial intangibles have been written off as of December 31, 1996 in connection with certain management restructuring initiatives which has resulted in, among other things, decisions to exit or dispose of certain foreign activities for nominal consideration (see Note 3).

Income Taxes:

Income taxes are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The statement applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance reduces deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

                ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Significant Accounting Policies, (Continued):

Per Share Data:

Primary  earnings  (loss) per common  share is computed by dividing net earnings
(loss) available to common stockholders by the weighted average number of common shares and, as appropriate, dilutive common stock equivalents outstanding for the period. The treasury stock method for determining the dilutive effect of common stock equivalents is modified to limit the application of funds derived from the exercise of options and warrants to the repurchase of common stock to 20% of the common stock outstanding at the end of each fiscal period. In the application of the modified treasury stock method, funds derived in excess of the 20% limitation were assumed to have been used to reduce interest bearing debt. The application of the modified treasury stock method in fiscal year 1995 resulted in an adjustment to net income of approximately $ 858,000, for the purpose of earnings per share computations, to reflect reduced interest expense, net of the related income tax benefit. In determining net loss per share in fiscal year 1996, net loss applicable to common shareholders was increased by a deemed dividend of approximately $2.2 million recognized upon the issuance of the Company's Series B convertible preferred stock in December 1996. Fully diluted earnings per share have not been presented because the effect is anti-dilutive.

Stock Options:

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured based on the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price of the option. Any current income tax benefit from the exercise and early disposition of stock options is accounted for as a credit to additional paid-in-capital.

Change in Accounting Standards:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes mad to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and
(c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 also makes a number of changes to existing disclosure requirements. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of FAS 128.

Reclassifications:

Certain amounts appearing in the 1994 and 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

Note 2 - Business Combinations:

On February 4, 1994, the Company acquired all of the outstanding shares of Airlie, Inc. ("Abbey Road") and entered into a covenant not to compete with its majority shareholder and chief executive officer. The consideration for the acquisition and covenant not to compete of $30,766,000 and $5,000,000, respectively, consisted of (1) $17,690,000 in cash, (2) 1,897,778 shares of common stock valued at $12,810,000, (3) a $5,000,000 note to sellers, and (4) other acquisition costs of $266,000.

                ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Business Combinations, (Continued):

During September 1994, the Company, through AEC Holdings (UK) Limited, its wholly owned subsidiary, acquired the issued and outstanding share capital of Castle Communications, plc ("Castle"). The purchase price, paid in cash, was approximately $38,570,000, with other acquisition costs of approximately $2,561,000.

During 1994, the Company acquired Premiere Artist Services, Inc., Disquemusic Ltda., Brasison Ltda., ExecuSoft Inc., Concord Jazz, Inc. and certain assets of Nova Distributors and Fiebra Latina for an aggregate initial stock and cash consideration of approximately $13,447,000, including other acquisition costs of $267,000. In connection with an acquisition made in 1994, the Company agreed to issue additional shares of its common stock to the selling shareholders upon the occasion of specified events. During 1995, the Company made cash payments to the selling shareholders in the amount of $1,475,000 in lieu of the issuance of additional shares. These payments have been included as an element of the cost of the acquisition.

On July 26, 1995, the Company acquired through merger INDI Holdings, Inc. ("INDI") for a total consideration of $25,525,000 in cash and notes, as adjusted. In connection with the acquisition of INDI, the Company refinanced substantially all existing INDI indebtedness, in the amount of approximately $19,300,000.

On September 5, 1995, the Company acquired One Way Records, Inc. and an affiliated Independent Label (together, "One Way"), for a total consideration of $16,500,000 in cash, notes and 147,309 shares of Alliance common stock. In connection with the acquisition of One Way, the Company refinanced substantially all existing One Way indebtedness in the amount of approximately $4,700,000. The merger agreement among the Company, One Way and the One Way selling shareholders provided for the payment of additional consideration to the selling shareholders based on the operating profit of One Way for fiscal year 1995, as defined. This additional consideration was paid in March 1997 through the issuance of 225,352 shares of Alliance common stock to the selling shareholders.

On August 27, 1996, the Company acquired Red Ant L.L.C., ("Red Ant"), from Companies owned by Mr. Alvin N. Teller and Wasserstein & Co., Inc., ("WCI"), in exchange for (i) 760,823 shares of the Company's common stock issued to Mr. Teller and 5,957,928 shares of Common Stock issued to WCI and its affiliates and
(ii) the right for Mr. Teller and WCI affiliates to receive additional shares of common stock contingent upon the market price of the Common Stock achieving defined target prices or upon certain events. The acquisition of Red Ant for shares of the Company's Common Stock with an aggregate value of approximately $26,875,000 and other acquisition costs of $1,109,000 resulted in the recognition of costs in excess of net assets acquired in the amount of $8,720,000. Mr. Teller has become Co-Chairman, Chief Executive Officer and President of Alliance.

Also, in October, 1996 the Company acquired Matrix Software, Inc. for an aggregate initial stock and cash consideration of approximately $400,000, plus other acquisition costs of $149,000. In connection with the acquisition, the Company agreed to the payment of additional cash and stock consideration upon the occasion of specified events in the maximum amount of $3,100,000.

The acquisitions have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the respective acquisition dates. The results of operations of these acquired entities are included in the consolidated results of operations for the periods subsequent to their respective acquisition dates.

               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Business Combinations, (Continued)

Unaudited pro forma data giving effect to the purchases of significant subsidiaries in 1995 as if they had been consummated as of the beginning of 1995 are shown below. The pro forma data has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at that date or the results which may occur in the future.

                                                  1995
                                           -------------------

Net Sales                                         $784,430,000

Net Loss                                              (535,000)

Net Loss Per Share                                       $(.02)


Pro-forma financial information has not been presented by the Company with respect to the 1996 acquisitions because such information would not be materially different from the historical information presented herein.

Note 3 - Restructuring and Other Charges:

     On November 14, 1996, the Company announced a significant Consolidation Plan (the "Consolidation Plan") involving its North American operations. Pursuant to the Consolidation Plan the Company anticipates the closure of five of the Company's remaining eight domestic distribution facilities (one facility was closed in February 1996) and the centralization of all administrative functions for the Company's One Stop Group and Independent Distribution Group. Additionally, under the Consolidation Plan, the administrative functions of the Company's three domestic proprietary labels (Red Ant, Castle (US) and Concord
Jazz) will be consolidated under Red Ant. The Consolidation Plan is expected to be completed by March 1998 and includes the elimination of approximately 851 employee positions. The eliminated positions are principally comprised of warehouse, sales, management and administrative employees.

The Company recorded a $33.6 million restructuring charge in fiscal year 1996, $30.6 million of which was recorded in the fourth quarter, to account for the cost incurred as a result of adopting the Consolidation Plan. Restructuring and asset impairment charges reported in fiscal year 1996 included $21.9 million while the remainder was charged to cost of sales. The restructuring charge recorded included severance and benefits for employees to be terminated ($8.9 million), lease termination costs ($4.0 million) and adjustments to the carrying value of certain assets such as inventory and leasehold improvements ($20.7 million).

In the fourth quarter of 1996, management finalized its evaluation of the possible divestiture of the Company's Brazilian operations and Premier Artists Services (PAS) subsidiary and committed to a plan of divestiture. The divestiture is expected to be completed in the first quarter of 1997 and will result in the disposal of the subsidiaries for nominal consideration. The Company recorded losses in the fourth quarter in the amount of $33.7 million reflecting the results of operations of these subsidiaries and the reduction of the carrying value of its investment in these operations to their respective net realizable values. Restructuring and asset impairment charges reported in fiscal year 1996 included charges for the impairment of goodwill in the amount of $11.7 million and the write-down of the residual net assets in the amount of $8.7 million as a result of the divestiture of these operations.

               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -  Restructuring  and  Other  Charges,(Continued):

Also, during the fourth quarter, the Company made a decision to discontinue the exploitation of video rights in the United Kingdom and close the Company's German operation. Restructuring and asset impairment charges reported in fiscal year 1996 included charges of $17.8 million to write-down the carrying value of video intangibles and $2.4 million to recognize exit costs, incurred in connection with this decision.

In addition to the restructuring charges recorded in connection with the adoption of the Consolidation Plan, the Company recorded additional provisions in fiscal year 1996 for uncollectable accounts and the write-down of inventory to net realizable value in the amount of $29.4 million. These amounts reflect the Company's experience with a number of adverse factors pervasive throughout the recorded music industry including a) over expansion of the retail sector serving the industry, b) discounting of product by both major and alternative retailers, and c) changes in demographics and other factors effecting the demand for pre-recorded music product. While these industry conditions were a fundamental consideration in the Company's decision to implement the Consolidation Plan, these provisions and write-downs would have been recognized even if management had not adopted a formal restructuring plan.

Lastly, the Company recorded non-recurring charges of approximately $2.0 million related to the termination of a merger agreement with Metromedia International Group, Inc.

The total liabilities established during the year to account for all restructuring and other non-recurring charges were approximately $23.4 million of which $20.0 million were still unpaid as of December 31, 1996. The following table summarizes the impact of charges described above by financial line:

                   Financial Line                                 Amount

Cost of Sales                                                   $40,948,000

Selling, General and Administrative Expenses                     15,435,000

Restructuring and Asset Impairment Charges                       62,498,000
                                                          ------------------

Total                                                          $118,881,000
                                                          ==================

               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Debt:

Borrowings under long-term credit facilities as of December 31, 1995 and 1996 are comprised of the following:

                                                                            1995                1996
                                                                            ----                ----
Long Term Portion of Revolving Credit Agreement                        $60,000,000         $60,000,000

Term Loan with Banking Syndicate                                        47,000,000          41,000,000

6% Exchangeable Notes, net of unamortized discount of $4,444,000             -              10,000,000

11 1/4% Series B Senior Subordinated Notes due 2005                    125,000,000         125,000,000

Mortgage Bond Payable                                                    6,975,000           6,650,000

Promissory Notes Payable to former stockholders of acquired businesses,  bearing interest primarily at 7% with varying principal and interest
payments made semi-annually through July 1, 1998                         2,900,000           1,734,000

Other Obligations Payable through 2002                                   1,730,000             136,000
                                                                  -----------------   -----------------
                                                                       243,605,000         244,520,000
Less Current Maturities                                                  8,983,000           8,305,000
                                                                  -----------------   -----------------
                                                                      $234,622,000        $236,215,000
                                                                  =================   =================



The term loan and revolving credit agreements (the "Agreement") entered into with a syndicate of banks, and as amended at various dates through March 1997, provide for borrowings of up to $150 million under the revolving credit agreement and a term loan of $50 million. The term loan is payable in quarterly installments through June 2001 and provides for interest at the Company's option ranging from 0.25% - 1.5% over the Chase Manhattan Bank prime rate or 1.75% - 3% over the LIBOR rate, subject to adjustment under certain circumstances. The interest rate on the borrowings under the term loan was 8.69% as of December 31, 1996 and ranged from 8.75% to 10% as of December 31, 1995. Borrowings are available under the revolving credit facility based on eligible accounts receivable and inventory balances and bear interest at The Chase Manhattan Bank prime rate (8.25% at December 31, 1996 and 8.5% at December 31, 1995) plus a spread (1.25% at December 31, 1996) ranging from 0% to 1.25% or at the LIBOR Interest Rate plus a spread (2.75% at December 31, 1996) ranging from 1.5% to 2.75% depending upon the maintenance of certain financial ratios. Interest rates on the borrowings under the revolving credit facility ranged from 8.38% to 9.5% and 8.5% to 9.75% as of December 31, 1996 and 1995, respectively. The credit agreement provides for a commitment fee of .5% on the unused portion of the line.

The Agreement places certain restrictions on the Company and certain of its subsidiaries, including restrictions on payment of dividends and requires the maintenance of net worth (as defined), and certain liquidity, debt coverage and other financial ratios.

               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Debt, (Continued):

In addition, the Agreement provides the banks the ability to terminate the revolving credit facility and declare all outstanding loans, interest and other amounts payable under the Agreement, immediately due and payable, upon a change in control of the Company, as defined. The term of the revolving credit facility expires on July 25,1999 subject to renewal under certain conditions. The Company considers $60 million of borrowings under the revolving credit facility as of December 31, 1995 and 1996, to be long term which amounts have been included in long-term debt. The unused portion of the revolving credit facility at December 31, 1996 was approximately $14,400,000 million. The borrowings, under the agreement, are collateralized by substantially all of the assets of the Company and its subsidiaries.

     On March 31, 1997, the Company and Chase Manhattan Bank, as agent for the banks (the "Senior Lenders") who are parties to the Third Amended and Restated Credit Agreement (the "Credit Agreement") agreed to amended the Credit Agreement to waive covenant defaults in existence prior to December 31, 1996, and to modify the financial covenants for future periods. Additionally, the amended Credit Agreement requires that the Company raise at least $35 million in equity capital (the "Equity Condition") before July 1, 1997. Although management believes that the Company will be able to raise such equity, the failure to complete such financing prior to the specified date will constitute an event of default under the Credit Agreement. There can be no assurance, that the Company will be in compliance with the modified convenants in future periods or satisfy the Equity Condition prior to July 1, 1997. In the event that the Company fails to meet its covenants or does default in its obligations under the Credit
Agreement, the Senior Lenders would have the right to terminate the revolving credit facility and declare all outstanding loans, interest and other amounts payable under the Credit Agreement, immediately due and payable. In the event of such termination and acceleration, the Company would be unable to satisfy its obligations under the Credit Agreement without obtaining additional financing from third parties.

     In order to satisfy the Equity Condition, the cash requirements of the Consolidation Plan enhance the Company's working capital position and provide needed capital for the expansion of the Company's proprietary content business, the Company is actively pursuing various of the following financing alternatives, including: (i) an investment, subject to certain conditions, from a group including its existing investors to acquire newly-issued securities of the Company or one of its subsidiaries; (ii) an investment proposal from a third party, subject to a due diligence investigation and other conditions, to make a significant capital commitment to the Company in connection with a general recapitalization of the Company; and (iii) a rights offering of $35 million of convertible preferred stock in which Wasserstein & Co. has agreed, to act as a stand-by purchaser for up to $17.5 million of rights, that subject to certain conditions, including other shareholders subscribe for not less than $17.5 milion in rights. Although no assurances can be given, the Company believes that it will be successful in obtaining the financing necessary to satisfy the conditions of the Credit Agreement through one of the foregoing alternatives or other alternatives to provide it with adequate working capital to achieve its business plans though the remainder of 1997.

     On December 20, 1996, the Company entered into a Purchase Agreement among WCI, Cypress Ventures Inc., ("CVI") a wholly owned subsidiary of WCI, and BT Capital Partners, Inc. ("BTC"), pursuant to which the Company issued 57,500 shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"), for $5 million to CVI, as well as $2.5 million and $7.5 million aggregate principal amount of the Company's 6% Exchangeable Notes due 2001 ("Exchangeable Notes") issued to CVI and BTC, respectively. The preferred stock has a cumulative dividend rate of 6% per annum, payable in additional shares of preferred stock and shall rank pari passu with the Company's Series A Convertible Preferred Stock. Subject to prior approval by the holders of the outstanding common stock of the Company of the issuance of sufficient shares of common stock, both the Series B Preferred Stock and the Notes are convertible into shares of common stock of the Company at an initial conversion price of $1.25 per share. The Series B Preferred Shares and Exchangeable Notes were recorded based on estimates of each instruments fair value at the time of issuance. The difference between the estimate of fair value of each instrument and the proceeds received from its issuance was accounted for as a deemed dividend on the preferred stock and unamortized discount on the issuance of debt. The fair value of each of these securities was estimated based on the number of shares of underlying common stock that the instruments are ultimately convertible into, the quoted market price of the Company's common stock at the time of the issuance of the securities and a marketability discount taking into account limits on the transferability of the common shares which may be acquired upon conversion.

               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Debt, (Continued):

     In addition, the Purchase Agreement provides for a second stage of financing which is anticipated to occur in the first half of 1997, consisting of a rights offering (the "Rights Offering") of $35 million of Series C Convertible Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock") of the Company. Completion of the Rights Offering is subject to further amendments to the Company's credit facilities satisfactory to WCI, CVI and BTC and other customary conditions. The Series C Preferred Stock that is proposed to be issued by the Company pursuant to the Rights Offering will be similar to the Series B Preferred Stock, but, subject to prior approval by the holders of the outstanding common stock of the Company of the issuance of sufficient shares of common stock, will convert into the Company's common stock at a conversion price equal to the lesser of $2.25 or 75% of the market price per share of common stock at the time of conversion, subject to adjustment.

On July 25, 1995, the Company issued $ 125,000,000 of 11 1/4% Senior Subordinated Notes due 2005 (the "Notes") under an indenture among the Company, certain guarantor subsidiaries and Bankers Trust Company as trustee. In November 1995, the Notes were registered pursuant to the Securities Act of 1933. Interest on the Subordinated Notes is payable semi-annually. The indenture includes a number of restrictive covenants, including a limit on the payment of dividends by the Company or its guarantor subsidiaries in certain circumstances. In addition, the indenture provides that upon a change in control, as defined, the Company is obligated to make an offer to purchase all outstanding notes at a purchase price equal to 101% of the principal balance plus accrued and unpaid interest. The Notes are redeemable by the Company beginning on July 8, 2000 at redemption price of 106% of the principal balance. The redemption premium is reduced to 100% beginning on July 15, 2003.

Pursuant to the terms of the indenture, the Company's payment obligations under the Notes are jointly and severally guaranteed by certain subsidiaries of the Company which are parties to the indenture. The subsidiary guarantors' obligations under their guarantee are subordinated, to the same extent as the obligation of the Company in respect of the Notes, to the prior payment in full of all senior indebtedness of such subsidiary, which include any guarantee issued by such subsidiary that constitutes senior indebtedness.

The obligations of each subsidiary under its guarantee are only limited to the maximum amount that would not result in the obligation of such subsidiary under its guarantee constituting a fraudulent conveyance or fraudulent transfer under applicable law.

On July 27, 1995, the Company received $6,975,000 from the City of Coral Springs, Florida (the "City") which represented the proceeds of a taxable bond offering by the City in connection with the Company's purchase of land and building. The bonds are payable in annual installments through the year 2005 and bear interest based on a floating rate (5.9% at December 31, 1996). The bonds are collateralized by letters of credit issued by Sun Trust Bank. The letters of credit carry an annual fee of 0.75% and are collateralized by a mortgage on the acquired land and building. The letter of credit was approximately $7,149,000 and $6,816,000 at December 31, 1995 and 1996, respectively.

Aggregate maturities of long-term debt including the portion of the revolving credit facility the Company considers to be long-term are as follows:

                  Year ended December 31,
                            1997                                    $8,305,000
                            1998                                     9,296,000
                            1999                                    69,604,000
                            2000                                    11,659,000
                            2001                                     6,718,000
                       After 2001                                  138,938,000
                                                                  -------------
                                                                   $244,520,000
                                                                  =============

               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Debt, (Continued):

Interest on selling stockholder promissory notes in 1994, 1995 and 1996 was, $425,000, $331,000, and $139,000 respectively.

     The fair value of the Company's debt exclusive of the Notes approximates its carrying value, and was determined with reference to the stated rates, terms and maturities of existing debt as compared to current market conditions. The fair value of the Company's Notes as of December 31, 1996 and 1995 was $91,250,000 and $125,000,000, respectively.

Included in accounts payable at December 31, 1995 and 1996 are $7,327,000 and $9,420,000 respectively, of uncleared checks which were subsequently funded from borrowings under the revolving credit agreement.

Note 5 - Capital Stock:

In addition to the issuance of Series B Preferred Stock described in Note 4, on July 16, 1996, the Company entered into a Preferred Stock Purchase Agreement with BTC and BCI Growth IV, LP ("BCI") pursuant to which the Company issued a total of $42.25 million of new preferred stock (Series A Convertible Preferred Stock), the proceeds of which were used to fund the purchase of catalog and other proprietary rights and for general corporate purposes. BTC and BCI purchased $35 and $7.25 million of the preferred stock, respectively. The preferred stock has a cumulative dividend rate of 7 7/8% per annum, payable in additional shares of preferred stock, and is convertible into shares of the Company's common stock at a conversion rate equal to $6.10 per share of Common Stock subject to anti-dilution adjustments. The preferred stock shall be entitled to vote with the holders of common stock on any and all matters presented to the holders of common stock.

In May 1995, AEC Americas, Inc. ("AEC Americas"), a wholly-owned subsidiary of the Company, issued $8.0 million of convertible preferred stock which during December 1995, together with accumulated and unpaid dividends, was exchanged pursuant to its terms, for 1,518,972 shares of the Company's common stock.

Pursuant to an exchange offer, which was completed in March 1995, the Company issued 881,315 shares of its common stock upon the tender of 4,347,096 Class A Warrants and 4,393,064 Class B Warrants, previously outstanding. Costs of this exchange offer of approximately $916,000 and the issuance of 66,675 shares of common stock were charged to additional paid in capital.

In 1993, in connection with the extinguishment of certain debt, the redemption of certain preferred stock and a merger, the Company issued warrants to purchase 727,950 and 657,500 shares of common stock at $5 and $8, respectively. In each 1995 and 1996, 10,000 shares were issued upon the exercise of 10,000 warrants at $5 per share. These warrants will expire in February 1998. Also in 1993, warrants to purchase 250,000 shares of common stock at $.02 were issued as consideration for financing arrangements. These warrants were exercised in 1996.

The following is a summary of outstanding warrants to acquire the Company's common stock at December 31, 1996:

                     Number of              Exercise         Expiration
                       Shares                 Price             Date
                       305,323                $5.20             1997
                       707,950                 5.00             1998
                       657,500                 8.00             1998
                     ----------
Outstanding at
December 31, 1996:    1,670,773
                     ==========

               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Property and Equipment:

Property and equipment at December 31, 1995 and 1996, is comprised of the following:


                                              1995               1996
                                           ----------         ----------
Land                                     $  2,149,000      $   1,845,000
Buildings                                   8,605,000          7,191,000
Building improvements                       5,063,000          9,892,000
Machinery and equipment                     3,877,000          4,854,000
Furniture and fixtures                     12,242,000         22,268,000
Transportation equipment                    1,805,000          1,567,000
                                         -------------       -------------
                                           33,741,000         47,617,000
Less accumulated depreciation and        (  8,915,000)       (13,824,000)
   amoritization                         --------------       -------------
                                         $ 24,826,000      $  33,793,000
                                          ============        ===========


Included in Property and Equipment at December 31, 1996 is certain equipment held under capital leases, with an original cost of $3,283,000 and accumulated amortization of $1,454,000 at December 31, 1996.

Depreciation expense was $2,275,000; $3,820,000 and $5,523,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

Note 7 - Income Taxes:

Income tax expense (benefit) is comprised of the following components:

                      1994               1995               1996
                      ----               ----               ----
 Current:
    Federal       $  8,647,000      $  4,243,000       $(10,440,000)
    State            1,360,000           971,000                   -
    Foreign            755,000         2,158,000            321,000
                 ---------------   ---------------    ----------------
                    10,762,000         7,372,000        (10,119,000)
                ---------------   ---------------    ----------------
 Deferred:
    Federal        (1,416,000)         (129,000)            779,000
    State            (259,000)           111,000                  -
    Foreign            340,000         (534,000)         (6,560,000)
                ---------------   ---------------    ----------------
                   (1,335,000)         (552,000)         (5,781,000)
                ---------------   ---------------    ----------------
 Total:
    Federal          7,231,000         4,114,000         (9,661,000)
    State            1,101,000         1,082,000                   -
    Foreign          1,095,000         1,624,000         (6,239,000)
                ===============   ===============    ================
                  $  9,427,000      $  6,820,000       $(15,900,000)
                ===============   ===============    ================

               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Income Taxes, (Continued):

     The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                         1994         1995          1996
                                         ----         ----          ----
Tax at Statutory Rate                    35.0%        35.0%        (35.0)%
State Taxes, Net                          3.2          5.8            -
Non-Deductible Amortization               3.6          9.6           1.0
Foreign Taxes at Differing Rates            -          5.6           1.9
Other - Net                               0.5          0.4           0.4
Change in Valuation Allowance               -            -          22.0
                                       ---------    ----------      -----
                                         42.3%        56.4%         (9.7)%
                                       =========    ==========    ========


     Income (loss) before income taxes in 1995 and 1996 included approximately $2,719,000 and $(27,991,000) respectively, of income from foreign operations. The financial reporting bases of investments in the United Kingdom and Canada is different than their tax bases. In accordance with SFAS 109, a deferred tax liability is not recorded for the excess because the investments are essentially permanent. A reversal of the Company's plans to permanently invest in these operations would cause the excess to become taxable. On December 31, 1995 and 1996, these cumulative temporary differences were approximately $2,606,000 and $(16,465,000) respectively.

     The significant components of the net deferred tax asset and liability as of December 31, 1995 and 1996 were as follows:


                                                  1995                  1996
                                                  ----                  ----
Current Deferred Tax Assets:
   Inventory                                     $2,447,000           $2,385,000
   Accounts Receivable                            1,768,000            6,106,000
   Accrued Liabilities                            4,846,000           22,936,000
                                                  ---------           ----------
        Current Deferred Tax Assets               9,061,000           31,427,000
                                                  ---------           ----------

Long-Term Deferred Tax Assets:
   Advances                                       1,180,000                    -
   Net Operating Loss & Capital Loss                      -           28,424,000
   Other                                            714,000              948,000
                                                 -----------         -----------
        Long-Term Deferred Tax Assets             1,894,000           29,372,000
                                                 ----------           ----------
              Total Deferred Tax Assets          10,955,000           60,799,000
                                                 ----------           ----------

 Long-Term Deferred Tax Liabilities:
    Masters                                      (1,656,000)         (1,587,000)
    Copyrights                                   (7,287,000)         (7,522,000)
    Other                                           (12,000)                 -
                                                ------------         -----------
            Total Deferred Tax Liabilities       (8,955,000)         (9,109,000)
                                                 -----------         -----------

                 Deferred Income Taxes, Net       2,000,000           51,690,000
                 Less Valuation Allowance               -           (45,203,000)
                                               ----------------     ------------

                 Net Deferred Tax Asset          $2,000,000           $6,487,000
                                                  ==========          ==========

               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Income Taxes, (Continued):

At December 31, 1996, the Company had available net operating loss carryforwards for federal, state and foreign income tax reporting purposes in the approximate amount of $53,000,000, $80,000,000 and $17,500,000, respectively. The losses expire at various dates for state and foreign purposes while the federal losses expire in 2011. Capital loss carryforwards exist at December 31, 1996 in the approximate amount of $7,000,000 expiring in 2001. The utilization of certain loss carryforwards is subject to limitations under U.S. Federal Income Tax Laws.

At December 31, 1996, the Company had $60,799,000 of unrecognized net deferred tax assets available to offset future taxable income. A valuation allowance has been provided against these deferred tax assets as it is presently deemed to be more likely than not that the benefits generated by these tax assets will not be fully utilized. Management believes that the Company will generate sufficient taxable earnings to recover net deferred tax assets of $15,596,000. Determination of future taxable earnings is based on the Company's historical earnings performance, expected cost savings relating to the Consolidation Plan and projected industry growth. The Company continues to evaluate the realizability of its deferred tax assets and its estimate is subject to change.

Note 8 - Stock Option Plans:

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. SFAS No. 123 "Accounting for Stock-Based Compensation" was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of SFAS No. 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 in 1996 are presented below.

The Company generally offers fixed stock option plans which provide for the granting of non-qualified and incentive stock options to certain employees and members of the Board of Directors of the Company. Generally, options outstanding under the Company's stock option plans: (i) are granted at prices which equate to or are above the market value of the stock on the date of grant, (ii) vest ratably over a three, four or five year service vesting period, and (iii) expire either five or ten years subsequent to award.

A summary or the status of the Company's fixed stock options as of December 31, 1994, 1995 and 1996 and changes during the year ended on those dates is presented below:

                                                           1994
                                                  ------------------------------
                                                                Weighted Average
                                                  Shares          Exercise Price

Outstanding at beginning of year                     5,614,550        $2.43
Granted                                              2,946,300         5.86
Exercised                                            (512,000)          .16
Canceled                                             (176,659)         5.42
                                               ----------------

Outstanding at end of year                           7,872,191         3.82
                                               ----------------

Options exercisable at year-end                      4,488,000
                                               ----------------

Options available for future grant                   5,124,709
                                               ----------------

               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stock Option Plans, (Continued):


                                                           1995
                                                  ------------------------------
                                                                Weighted Average
                                                  Shares          Exercise Price

Outstanding at beginning of year                    7,872,191         $3.82
Granted                                             1,939,500          6.39
Exercised                                         (1,131,775)          2.06
Canceled                                            (157,589)          5.77
                                                --------------

Outstanding at end of year                          8,522,327          4.62
                                                --------------

Options exercisable at year-end                     4,272,009
                                                --------------

Options available for future grant                 10,215,432
                                                --------------

Weighted average fair value
    of options granted during the year                  $2.52
                                                --------------


                                                           1996
                                                  -----------------------------
                                                                Weighted Average
                                                  Shares          Exercise Price

Outstanding at beginning of year                    8,522,327         $4.62
Granted                                             7,271,250          5.89
Exercised                                         (2,029,355)          1.26
Canceled                                            (105,354)          5.56
                                                --------------

Outstanding at end of year                         13,658,868          5.78
                                                --------------

Options exercisable at year-end                     7,339,267
                                                --------------

Options available for future grant                  3,205,502
                                                --------------

Weighted average fair value
    of options granted during the year                  $2.76
                                                --------------


The fair value of each option granted during 1995 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          1995                    1996
                                   -------------------     -------------------

Expected Life (Years)                               5                       8

Risk-Free Interest Rate                         6.72%                   6.47%

Expected Volatility                            30.84%                  29.07%

Dividend Yield                                     0%                      0%

               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stock Option Plans, (Continued):

The following table summarizes information about stock options outstanding at December 31, 1996:

                                        Options Outstanding                               Options Exercisable
                         ------------------------------------------------------       -----------------------------------
                           Number                                                      Number
 Range of Exercise     Outstanding at      Wtgd. Avg. Remaining       Wtgd. Avg.    Exercisable at       Wtgd. Avg.
      Prices              12/31/96           Contractual Life       Exercise Price    12/31/96        Exercise Price
-------------------- ------------------- ------------------------ ----------------- ------------------- -----------------
       $.82               150,000                  6.0                 $ .82                150,000          $ .82
  $4.88 to $7.26       12,812,868                  5.8                 $5.70              6,635,272          $5.57
  $7.38 to $9.31          696,000                  3.4                 $8.34                553,995          $8.39
-------------------- ------------------- ------------------------ ----------------- ------------------- -----------------
   $.82 to $9.31       13,658,868                  5.6                 $5.78            7,339,267            $5.69
-------------------- ------------------- ------------------------ ----------------- ------------------- -----------------


     Had compensation cost for the Company's 1995 and 1996 grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income (loss), net income (loss) applicable to common stock, and net income (loss) per common share for 1995 and 1996 would approximate the pro forma amounts below:

                                              1995                 1995                    1996                      1996
                                           As Reported           Pro Forma              As Reported                Pro Forma
                                         ----------------     ----------------     ----------------------    ----------------------
Net income (loss)                          $ 5,272,000          $ 2,918,000           $ (148,655,000)           $ (157,088,000)
                                         ----------------     ----------------     ----------------------    ----------------------

Net income (loss) applicable to
common stock                               $ 5,272,000          $ 2,918,000           $ (150,877,000)           $ (159,310,000)
                                         ----------------     ----------------     ----------------------    ----------------------

Net income (loss) per common share         $       .16          $       .10           $        (3.82)           $        (4.03)
                                         ----------------     ----------------     ----------------------    ----------------------


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

Note 9 - Leases:

The Company has certain equipment leases, which have been accounted for as capital leases. In addition, the Company also leases facilities, computer and other equipment under various operating leases.

     Rent expense under all operating leases was $1,600,000, $3,369,000 and $4,339,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Leases, (Continued):

Future minimum payments under operating leases with terms of one year or more consisted of the following at December 31, 1996:

         Year Ending                                                 Operating
         December 31,                                                  Leases
         ------------                                                  ------
         1997                                                         $3,663,000
         1998                                                          3,340,000
         1999                                                          2,888,000
         2000                                                          2,713,000
         2001                                                          1,916,000
         Thereafter                                                    9,309,000
                                                                     -----------
                                                                     $23,829,000
                                                                     ===========

Note 10 - Business Activities:

The Company makes a substantial amount of its sales to large customers, primarily retail chain stores. At December 31, 1995 and 1996, the ten largest customer accounts receivable balances represented $79,072,000 and $81,929,000 respectively. In addition, at December 31, 1995 and 1996, unsecured foreign accounts represented approximately 11% and 12% respectively, of accounts receivable. The Company conducts ongoing credit evaluations of its customers and requires all new customers to prepay orders or to pay COD until the customer establishes a credit history with the Company.

The Company's operations by business segment for the years ended December 31, 1994, 1995 and 1996 were as follows:

                                                       Proprietary
         1994                        Distribution          Product         Corporate       Consolidated
Revenues                             $511,326,000      $23,869,000         $    -           $535,195,000
Operating Income (Loss)                39,305,000        2,832,000          (11,975,000)*     30,162,000
Identifiable Assets                   222,046,000       99,364,000           81,209,000      402,619,000
Depreciation and amortization           1,844,000        2,633,000            4,793,000        9,270,000
Capital Expenditures                    2,454,000          378,000              762,000        3,594,000

         1995
Revenues                              657,124,000       63,014,000              187,000      720,325,000
Operating Income (Loss)                45,419,000        3,639,000          (12,281,000)*     36,777,000
Identifiable Assets                   392,889,000      120,426,000          132,093,000      645,408,000
Depreciation and
  Amortization                          3,112,000        7,225,000            5,308,000       15,645,000
Capital Expenditures                    5,312,000        1,795,000           10,858,000       17,965,000

All amounts for 1996 are presented  after  Restructuring  and Other Charges (see
Note 3).

         1996
Revenues                              617,885,000       72,933,000              281,000      691,099,000
Operating Income (Loss)               (48,527,000)     (25,737,000)         (57,826,000)*   (132,090,000)
Identifiable Assets                   326,085,000      133,191,000          153,806,000      613,082,000
Depreciation and
  Amortization                          3,913,000        8,357,000            7,724,000       19,994,000
Capital Expenditures                    5,277,000        2,231,000            8,707,000       16,215,000

     * Includes $4.1 $6.4 and $7.2 million of amortization associated with acquisition of companies in 1994, 1995 and 1996 respectively.

               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Business Activities, (Continued):

Information about the Company's foreign operations and geographic sales for the year ended December 31, 1994, 1995 and 1996 is summarized as follows:

 Foreign Operations:

       1994                       Brazil        United Kingdom & Europe              Canada
       ----                       ------        -----------------------              ------
 Sales                          $11,935,000           $20,782,000                 $    -
 Operating Income                 2,233,000             1,758,000                      -
 Identifiable Assets             13,365,000            93,591,000                      -

       1995                       Brazil        United Kingdom & Europe              Canada
       ----                       ------        -----------------------              ------

 Sales                          $35,684,000           $58,645,000                 $4,065,000
 Operating Income                 5,309,000             2,755,000                    109,000
 Identifiable Assets             41,003,000           112,220,000                  3,458,000

       1996                       Brazil        United Kingdom & Europe              Canada
       ----                       ------        -----------------------              ------

 Sales                          $18,308,000           $58,885,000                 $6,986,000
 Operating Income (Loss)         (6,247,000)          (19,441,000)                   825,000
 Identifiable Assets                - 0 -             110,080,000                  5,733,000


The Company's approximate sales by geographic region excluding its foreign operations, presented above, are as follows:

                                                  1994              1995              1996
                                                  ----              ----              ----
 United States                                 $361,183,000      $451,754,000     $448,136,000
 South America and the Caribbean                 58,465,000        43,632,000       41,682,000
 Pacific Rim                                     52,744,000       103,515,000       79,605,000
 Europe and Other                                30,086,000        23,030,000       37,497,000
                                             --------------    --------------    -------------
                                               $502,478,000      $621,931,000     $606,920,000
                                               ============      ============     ============

No individual customer accounted for 10% or more of the Company's consolidated sales in 1994, 1995 and 1996.

Note 11 - Related Party Transactions:

The Company has employed law firms which directors are either member of, or of counsel. In each instance the law firms are compensated on the normal hourly rate for services rendered. The Company periodically makes loans to officers and directors. At December 31, 1996 and 1995, the Company had loans to officers outstanding in an aggregate amount of approximately $1,187,000 and $480,000 respectively

In September 1995, the Company entered into a lease for a warehouse and office building in Albany, New York, with a partnership owned by certain of the One Way selling shareholders, one of whom is an officer of the Company. The amount of rent charged to expense, relating to this lease in fiscal year 1995 and 1996 was approximately $108,000 and $347,000 respectively.

               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Related Party Transactions, (Continued):

In connection with the acquisition of INDI in July 1995, the Company assumed an obligation under an operating lease for a warehouse and office building in Dallas, Texas which are owned by one of the INDI selling shareholders. The amount of rent charged to expense, relating to this lease in fiscal year 1995 and 1996 was approximately $40,000 and $107,000 respectively.

In May 1995, the Company entered into a management agreement with Bain Capital, Inc. (Bain), pursuant to which the Company retained Bain as a consultant in connection with various financial transactions for a three year term. The management agreement provides for the payment of a consulting fee of $ 200,000 during the initial year of the agreement and a minimum of $ 150,000 for each year thereafter. The Company paid Bain a fee of $ 550,000 for services rendered in connection with the issuance of its Senior Subordinated Notes in July 1995. This amount was capitalized as an element of deferred financing costs. Certain affiliates of Bain are principal holders of the Company's common stock.

In connection  with the acquisition of Red Ant, the Company   paid a $300,000
fee to WCI. Also, in connection with the Purchase Agreement in December 1996, the Company paid a fee of $250,000 each to WCI and BTC. Pursuant to the Rights Offering the Company paid to WCI a fee of 7,500 shares of Series B Preferred Stock in consideration of WCI entering into a standby purchase commitment to purchase $17.5 million worth of rights provided that, among other things, shareholders subscribe for at least $17.5 million of rights in the Rights
Offering. In addition, the Company has agreed to a financing fee to WCI and BTC on the closing date of the Rights Offering in an aggregate amount of $1,050,000.

Note 12 - Retirement Plan:

During 1995, the Company implemented a qualified contributory savings plan (the "Plan") as allowed under Section 401(K) of the Internal Revenue Code. The Plan permits participant contributions and allows elective Company contributions based on each participants contribution. Participants may elect to defer up to 15% of their annual compensation subject to an annual cap by contributing amounts to the Plan. The Company approved contributions of approximately $118,000 and $143,000 for the years ended December 31, 1995 and 1996, respectively.

Note 13 - Contingencies:

The Company is party to ordinary routine litigation incidental to its business. The Company believes that the ultimate resolution of pending litigation will not have a material effect on the Company's financial position, results of operations or cash flows.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                     PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Items 10, 11, 12 and 13 have been omitted from this report inasmuch as Alliance intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Stockholders of Alliance scheduled to be held on June 27, 1997 at which such meeting the Stockholders will vote upon the election of directors. The information under the caption "Election of Directors" in such Proxy Statement is incorporated herein by reference.

                                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

(a)      Financial Statements

         Financial Statements are included in Item 8, "Financial Statements and Supplementary Data." See "Index to Financial Statements" set in Item 8.

(b)      Reports on Form 8-K

         The Company's current report on Form 8-K, dated November 14, 1996, was filed by the Company as an Item 5 Form 8-K to announce the implementation of a significant Consolidation Plan. Furthermore, a Form 8-K dated December 20, 1996 was filed to report under Item 5 that the Company entered into a Purchase Agreement with Wasserstein & Co., Inc. ("WCI"), Cypress Ventures, Inc. a wholly owned subsidiary of WCI, ("CVI") and BT Capital Partnership, Inc. ("BT") pursuant to which the Company issued 57,500 shares of Series B Preferred Stock as well as $2.5 million and $7.5 million aggregate principal amount of the Company's 6% Exchangeable Notes due 2001 to CVI and BT. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cash Provided From Financing Activities."

(c)      Exhibits:

Exhibit
Number                     Description of Exhibit


2.1                        Merger  Agreement  dated  December  20,  1995 by and
                           among  Metromedia International   Group,   Inc.,
                           Alliance   Merger  Corp.  and  the  Registrant.
                           (Incorporated by reference from Exhibit 1 filed in the Registrant's Form 8-K dated December 21, 1995 (File No. 0-20182).)

2.2 Termination and Release Agreement dated April 29, 1996. (Incorporated by reference from Exhibit 1 filed in the Registrant's Form 8-K dated April 29, 1996 (File No. 1-13054).)

3.1                        Certificate of Incorporation, as amended.
                           (Incorporated by reference from Exhibit 3.1 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1995 (Registration No. 33-95386).)

3.2 Revised and Restated By-Laws. (Incorporated by reference from Exhibit 3.2 filed in the Registrant's Form 10-Q for the period ended September 30, 1996. (File No.1-13054).)

3.3 Certificate of Designations. (Incorporated by reference from Exhibit 3.3 filed in the Registrants Form 10-Q for the period ended September 30,1996. (File No. 1-13054).)

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

4.3 Indenture dated July 25, 1995 among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. (Incorporated by reference from Exhibit 4.1 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No. 33-95386).)

4.4 First Supplemental Indenture dated July 26, 1995 among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. (Incorporated by reference from Exhibit 4.2 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1995 (Registration No. 33-95386).)

4.5 Registration Rights Agreement dated July 25, 1995 among the Company, the Subsidiary Guarantors and the Initial Purchasers. (Incorporated by reference from
                           Exhibit 4.3 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No. 33-95386).)

4.6 Purchase Agreement dated July 18, 1995 among the Company, the Guarantors and the Initial Purchasers. (Incorporated by reference from Exhibit 4.4 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No.33-95386).)

4.7 Second Supplemental Indenture dated September 6, 1995 among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. (Incorporated by reference from Exhibit 4.5 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1995 (Registration No. 33-95386).)

4.8 Purchase Agreement made as of May 18, 1995, between AEC Americas Inc., and Bain Capital Fund IV L.P., Bain Capital Fund IV-B L.P., BCIP Associates and BCIP Trust Associates, L.P. (Incorporated by reference from Exhibit 4.5 filed in the Registrant's Form 10-Q for the period ended June 30, 1995 (File No. 1-13054).)

4.9 Parent Covenant Agreement dated as of May 18, 1995, by and between Alliance Entertainment Corp., AEC Americas, Inc., and Bain Capital Fund IV L.P., Bain Capital Fund IV-B L.P., BCIP Associates and BCIP Trust Associates, L.P. (Incorporated by reference from Exhibit 4.6 filed in the Registrant's Form 10-Q for the period ended June 30, 1995 (File No. 1-13054).)

4.10 Third Supplemental Indenture dated February 26, 1996, among the Company, the Subsidiary Guarantors and Bankers Trust Company as Trustee. (Incorporated by reference from Exhibit 4.10 filed in the Registrant's Form 10-Q for the period ended
                           March 31, 1996 (File No. 1-13054).)

4.11 Preferred Stock Purchase Agreement dated July 16, 1996, between the Company, BT Capital Partners, Inc. and BCI Growth IV, L.P. (Incorporated by reference from Exhibit 4.11 filed in the Registrant's Form 8-K dated July 16,1996. (File No. 1-13054).)

4.12 Voting Agreement dated as of August 15,1996, among Joseph Bianco, John Friedman, Peter
                           Kaufmann, Elliot Newman, Robert Marx, Alvin Teller, Bain Capital, Inc., BT Capital Partners Inc., U.S. Equity Partners, L.P., U.S. Equity Partners (Offshore) L.P. and Wasserstein & Co., Inc. (Incorporated by reference from Exhibit 1 (E) filed in the Registrant's Form 8-K dated August 15, 1996 (File No. 1-13054).)

10.1 Incentive Stock Option Plan for Executives of Jerry Bassin, Inc. (Incorporated by reference from Exhibit 10.1 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

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

10.5 Amendment and Restated Employment Agreement dated as of August 15, 1996, between the Company and Joseph J. Bianco. (Incorporated by reference from Exhibit 10.5 filed in the Registrant's Form 10-Q for the period ended September 30, 1996 (File No. 1-13054).)

10.6 Amended and Restated Employment Agreement dated as of August 15, 1996, between the Company and Anil
                           K. Narang.  (Incorporated by reference from Exhibit
                           10.6 filed in the Registrant's Form 10-Q for the period ended September 30, 1996 (File No. 1-13054).)

10.7* Employment Agreement dated as of November 1, 1995, between the Company and Timothy J. Dahltorp.

10.8 Amended and Restated Employment Agreement dated as of August 15, 1996 between the Company and Elliot B. Newman. (Incorporated by reference from Exhibit
                           10.8 filed in the Registrant's Form 10-Q for the period ended September 30, 1996 (File No. 1-13054).)

10.9* Employment Agreement dated as of September 5, 1995 between the Company and David H. Schlang.

10.10 Lease dated March 25, 1993 between Howard L. Bellowe and E. James Judd (as Landlord) and Encore Distributors, Inc., relating to the premises located at 2345 Delgany Street, Denver, Colorado. (Incorporated by reference from Exhibit 10.11 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

10.12                      Stock Sale Agreement dated December 11, 1992 between
                           R. Tobias Knobel and the Registrant. (Incorporated by reference from Exhibit 10.20 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993
                           (File No. 33-68816).)

10.13 Merger Agreement dated August 11, 1993 among the Registrant, CD Acquisition Corp., Titus Oaks Records, Inc., Alan Meltzer and Diana Meltzer. (Incorporated by reference from Exhibit 10.21 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

10.14 Engagement Letter dated October 29, 1992 between the Registrant and Tucker Anthony Incorporated. (Incorporated by reference from Exhibit 10.22 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

10.15 Amendment of Stock Sale Agreement and Employment Agreement dated as of September 30, 1993 between R. Tobias Knobel and the Registrant. (Incorporated by reference from Exhibit 10.23 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

10.16 Form of Employment Agreement dated as of March 14, 1994 between the Registrant and Eric S. Weisman. (Incorporated by reference from Exhibit 10.28 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

10.17 Form of 1994 Long-Term Incentive and Share Award Plan.(Incorporated by reference from Exhibit 10.29 filed in the Registrant's Form 10-K for the year ended December 31, 1993
                           (File No. 1-13054).)

10.18 Form of Amendment to the 1994 Long-Term Incentive and Share Award Plan. (Incorporated by reference from Exhibit 10.18 filed in the Registrant's Form 10-K for the year ended December 31, 1995
                           (File No 1-13054).)

10.19 Engagement Letter dated September 9, 1993 between the Registrant and PaineWebber Incorporated. (Incorporated by reference from Exhibit 10.30 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

10.20 Engagement Letter dated May 27, 1993 between the Registrant and Bear, Stearns & Co. Inc. (Incorporated by reference from Exhibit 10.31 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

10.21 Asset Purchase Agreement dated December 16, 1993 between the Registrant and Nova Distributing Corp. (Incorporated by reference from Exhibit 10.32 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

10.22 Merger Agreement dated as of February 4, 1994 between the Registrant and Airlie, Inc.
                           (Incorporated by reference from Exhibit 10.35 filed in the Registrant's Form 8-K dated
                           February 4, 1994 (File No. 1-13054).)

10.23* Extention Agreement to Employment Agreement dated July 31,1996, between the Company and Eric Weisman.

10.25                      Offer  Document dated July 28, 1994 from AEC Holdings
                           (UK) Limited to the Shareholders of Castle and press release issued in the United Kingdom in connection therewith. (Incorporated by reference from Exhibit
                           10.41 filed in the Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (File No. 1-13054).)

10.26 Lease between the Registrant and The Northwestern Mutual Life Insurance Company dated January 12, 1995, relating to the premises located at 15050 Shoemaker Avenue, Santa Fe Springs, California. (Incorporated by reference from Exhibit 10.45 filed in the Registrant's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-13054).)

10.27 Third Amended and Restated Credit Agreement and Guaranty dated as of July 25, 1995 among the Company, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent. (Incorporated by reference from
                           Exhibit 10.50 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No. 33-95386).)

10.28 Merger Agreement dated as of September 1, 1995 relating to One Way Records, Inc. (Incorporated by reference from Exhibit 10.51 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1995 (Registration No.33-95386).)

10.29 Merger Agreement dated as of September 1, 1995 relating to Deja Vu Music, Inc.
                           (Incorporated by reference from Exhibit 10.52 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1995 (Registration No.33-95386).)

10.30 Management Consulting Agreement dated as of May 10, 1995, among Alliance Entertainment and Bain Capital, Inc. (Incorporated by reference from Exhibit 10.51 filed in the Registrant's Form 10-Q for the period ended June 30, 1995
                           (File No. 1-13054).)

10.31 Merger Agreement by and between the Company, INDI Acquisition Corp. and INDI Holdings Inc., dated July 17, 1995. (Incorporated by reference from Exhibit 2.3 filed in the Registrant's Form 10-Q for the period ended June 30, 1995 (File No. 1-13054).)

10.33 Quota Purchase Agreement dated October 11, 1995, relating to the acquisition of Distribuidora de Discos E Fitas Canta Brasil Ltda. (Incorporated by reference from Exhibit 10.33 filed in the Registrant's Form 10-Q for the period ended March 31, 1996. (File No. 1-13054).)

10.34 Distribution Agreement dated June 21, 1996, between the Company and EMI-Capitol Music Group. (Incorporated by reference from Exhibit 2 filed with the Registrant's Form 8-K dated June 21, 1996.
                           (File No. 1-13054).)

10.35 Letter of Intent dated July 1, 1996, between the Company and Matrix Software, Inc. (Incorporated by reference from Exhibit 10.35 filed with the Registrant's Form 10-Q for the period ended
                           June 30, 1996 (File No. 1-13054).)

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

10.37 Second Amendment to Third Amended and Restated Credit Agreement and Guaranty dated as of December 31, 1995, among the company, AEC Holdings (UK) Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent. (Incorporated by reference from
                           Exhibit 10.37 filed with the Registrant's Form 10-Q for the period ended June 30, 1996 (File No. 1-13054).)

10.38 Third Amendment to Third Amended and Restated Credit Agreement and Guaranty dated as of June 30, 1996, among the Company, AEC Holdings (UK) Limited, Castle Communication Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent. (Incorporated by reference from Exhibit 10.38 filed with the Registrant's Form 10-Q for the period ended June 30, 1996 (File No. 1-13054).)

10.39 Stock Acquisition and Merger Agreement dated as of August 15, 1996, by and among the Company, Alvin N. Teller, Wasserstein & Co. Inc., U.S. Equity Partners L.P. and others. (Incorporated by reference from Exhibit 1 filed with the Registrant's Form
                           8-K dated August 15, 1996 (File No. 1-13054).)

10.40                      The 1994 Long Term Incentive and Share Award Plan.
                           (Incorporated by reference from
                           the Registrant's Registration Statement on Form S-8 filed on June 10, 1994. (File No.33-80134).)

10.41 Amendment No. 1 to the 1994 Long Term Incentive and Share Award Plan. (Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on September 5, 1995. (File No. 33-96592).)

10.42 Employment Agreement dated as of August 15, 1996, between Alliance Entertainment Corp. and Alvin N. Teller. (Incorporated by reference from Exhibit
                           10.42 filed with the Registrant's Form 10-Q for the period ended September 30, 1996. (File No. 1-13054).)

10.43 Stock Option Agreement between Alliance Entertainment Corp. and Alvin N. Teller dated August 15, 1996. (Incorporated by reference from Exhibit 10.43 filed with the Registrant's Form 10-Q for the period ended September 30, 1996. (File No. 1-13054).)

10.44 Engagement Letter Agreement among the Company and Wasserstein Perella & Co., Inc. dated as of
                           August 15, 1996.  (Incorporated by reference from
                           Exhibit 10.44 filed with the Registrant's Form 10-Q for the period ended September 30, 1996. (File No. 1-13054).)

10.45 Right of First Refusal Agreement dated as of August 15,1996, by and among Alvin N. Teller, Joe Bianco and Anil Narang. (Incorporated by reference from Exhibit 10.45 filed with the Registrant's Form 10-Q for the period ended September 30, 1996. (File No. 1-13054).)

10.46 Fourth Amendment to Third Amended and Restated Credit Agreement and Guaranty among the Company, AEC Holdings (UK) Limited, Castle Communications Limited, The Guarantors, the Banks, and The Chase Manhattan Bank, N.A., as Agent. (Incorporated by reference from Exhibit 10.46 filed with the Registrant's
                           Form 10-Q for the period ended September 30, 1996. (File No. 1-13054).)

10.47 Purchase Agreement among Wasserstein & Co. Inc., Cypress Ventures, Inc., and BT Capital Partners, Inc. dated December 20, 1996, including exhibits thereto. Incorporated by reference from Exhibit 10.47 filed with the Registrant's Form 8-K dated
                           December 20, 1996. (File No. 1-13054).)

11.1*                      Statement Re: Computation of Earnings (Loss) per
                           Share.

21.1*                      Amended List of Subsidiaries of the Registrant.

23.1*                      Consent of Coopers & Lybrand L.L.P.

27.1*                      Financial Data Schedule

*Filed herewith.


(d)      Financial Statement Schedules


Item                                                              Page
Schedule I - Condensed Financial Information of Registrant.         66
Schedule II - Valuation and Qualifying Accounts.                    70

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or not applicable; and therefore have been eliminated.

                         Report of Independent Accountants
                         ---------------------------------


The Board of Directors and Stockholders of
Alliance Entertainment Corp.


     Our report on the consolidated financial statements of Alliance Entertainment Corp. is included on page 32 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index of this Form 10-K.

     In our opinion, the financial statements schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly. in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.

Miami, Florida
March 31, 1997

                                                 SCHEDULE I -
                                          ALLIANCE ENTERTAINMENT CORP.
                                             (Parent Company Only)
                                                  BALANCE SHEETS
                                                    DECEMBER 31,
                                     (Amounts in Thousands, Except Share Data)

                                                                        1995            1996
                                                                 ----------------- --------------

                           ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                    $          1,036  $       1,523
    Accounts receivable, less allowance for doubtful accounts                 945         (5,189)
    Due from affiliates                                                   127,948        106,219
    Prepaid expenses                                                       (1,983)           446
    Refundable income taxes                                                 3,642         11,096
    Deferred income taxes                                                   6,840          5,491
                                                                 ----------------- --------------
           Total current assets                                           138,428        119,586
                                                                 ----------------- --------------
INVESTMENT IN SUBSIDIARIES                                                111,734         84,022
OTHER INVESTMENTS, at cost                                                    109            299
PROPERTY AND EQUIPMENT                                                      3,693          1,980
COPYRIGHTS, less accumulated amortization                                   5,892          5,581
COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED,
    less accumulated amortization                                          84,189         81,354
COVENANTS NOT TO COMPETE, less accumulated amortization                    10,108          8,028
DEFERRED INCOME TAXES                                                         847          2,175
OTHER ASSETS, less accumulated amortization                                11,536         15,119
                                                                   ---------------   ------------
                                                                 --

TOTAL ASSETS                                                     $        366,536  $     318,144
                                                                 =================   ============



CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY
    Notes payable                                                $         52,000  $      47,001
    Current maturities of long-term debt                                    4,180          4,744
    Accounts payable and accrued expenses                                  10,742         34,826
                                                                 ----------------- --------------
           Total current liabilities                                       66,922         86,571
                                                                 ----------------- --------------
LONG-TERM DEBT                                                            209,365        214,635
DEFERRED INCOME TAXES                                                       1,668          1,617
COMMITMENTS
STOCKHOLDERS' EQUITY
    Series A convertible preferred stock, $.01 par value,
       886,240 shares authorized, shares issued and
       outstanding 1995 0; 1996 422,500 ( $43,812
       liquidation preference)                                           -                     4
    Series B convertible preferred stock, $.01 par value,
       300,000 shares authorized, shares issued and
       outstanding 1995 0; 1996 57,500 ( $5,760
       liquidation preference)                                           -                     1
    Common stock, $.0001 par  value, 100,000,000
       shares authorized, shares issued and outstanding
       1995 35,638,331; 1996 44,764,853                                         3              4
    Additional paid-in capital                                             71,276        146,665
    Employee notes for stock purchases                                        (67)           (67)
    Retained earnings (deficit)                                            17,369       (131,286)
                                                                 ----------------- --------------
           Total stockholders' equity                                      88,581         15,321
                                                                 ----------------- --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $        366,536  $     318,144
                                                                 ================= ==============


                                   ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                                                (Parent Company Only)
                                               STATEMENTS OF OPERATIONS
                                                YEAR ENDED DECEMBER 31,
                                                 (Amounts in Thousands)



                                                                        1994            1995           1996
                                                                 ----------------- -------------- --------------

Cost of Sales                                                    $       -         $        (126) $      -
Selling, general and administrative expenses                               (7,881)        (8,597)       (43,331)
Restructuring and asset impairment charges                               -                -             (30,730)
Equity in income (loss) of subsidiaries                                    23,771         22,753        (41,297)
Amortization of intangible assets                                          (4,094)        (3,672)        (4,919)
Amortization of deferred financing costs                                     (593)        (1,293)        (1,860)
Other income (expense) - net                                                  107           (437)          (341)
Interest expense                                                           (4,672)       (12,922)       (20,119)
                                                                 ----------------- -------------- --------------

       Income (loss) before income taxes                                    6,638         (4,294)      (142,597)

Provision (benefit) for income taxes                                       (6,205)        (9,566)         6,058
                                                                 ----------------- -------------- --------------

       Net income (loss)                                         $         12,843  $       5,272  $    (148,655)
                                                       ================= ============== ==============



                                  ALLIANCE ENTERTAINMENT CORP. AND SUBISIDIARIES
                                                  (Parent Company Only)
                                                STATEMENTS OF CASH FLOWS
                                                  YEAR ENDED DECEMBER 31,
                                                 (Amounts in Thousands)




                                                                     1994            1995           1996
                                                              ----------------- -------------- --------------

Net income (loss)                                             $         12,843  $       5,272  $    (148,655)

Adjustments  to  reconcile  net  income  (loss)
 to net cash  used in  operating activities:
    Depreciation and amortization                                        4,793          5,269          7,147
    Undistributed (earnings) loss of subsidiaries                      (23,771)       (22,753)        41,297
    Restructuring and asset impairment charges                        -                -              35,680
    Other non cash charges                                            -                -               6,505

Change in assets and liabilities, net of effect of acquisitions:
    (Increase) in accounts receivable                                     (348)          (428)          (371)
    Decrease in inventory                                             -                   268
    (Increase) decrease in prepaid expenses                                (63)          (267)           509
    (Increase) in deferred income taxes                                   (449)        -                 (30)
    Increase in accounts payable and
       accrued expenses                                                  8,912          8,060         22,966
    Increase (decrease) in income taxes payable                            883         (5,531)        (7,453)
                                                              ----------------- -------------- --------------

    Net cash provided by (used in) operating activities                  2,800        (10,110)       (42,405)
                                                              ----------------- -------------- --------------



Purchase of property and equipment, net                                   (762)        (1,774)         1,345
(Increase) in other assets                                                (201)          (626)        (5,019)
Purchase of businesses including costs,
    net of cash acquired                                               (37,454)       (41,226)        (1,993)
                                                              ----------------- -------------- --------------

    Net cash used in investing activities                              (38,417)       (43,626)        (5,667)
                                                              ----------------- -------------- --------------



Increase in excess of outstanding
    checks over bank balance                                          -                                1,010
Net financing proceeds to subsidiaries                                 (17,457)       (94,755)          (355)
Proceeds from issuance of  stock                                          (172)        12,024         48,321
Proceeds from borrowings                                               222,287        487,712        192,000
Payments on borrowings                                                (161,268)      (347,636)      (191,165)
Payments for financing costs                                            (3,119)        (7,507)        (1,252)
                                                              ----------------- -------------- --------------

    Net cash provided by financing activities                           40,271         49,838         48,559
                                                              ----------------- -------------- --------------

Net increase (decrease) in cash and cash equivalents                     4,654         (3,898)           487

Cash and Cash Equivalents:
  Beginning of period                                                      280          4,934          1,036
                                                              ----------------- -------------- --------------

  End of period                                               $          4,934  $       1,036  $       1,523
                                                              ================= ============== ==============

                                ALLIANCE ENTERTAINMENT CORP. AND SUBISIDIARIES
                                                 (Parent Company Only)
                                          STATEMENTS OF CASH FLOWS - Continued
                                                YEAR ENDED DECEMBER 31,
                                                (Amounts in Thousands)




                                                                     1994            1995           1996
                                                              ----------------- -------------- --------------

Cash payments for interest                                    $          5,385  $      10,949  $      25,667
Cash payments for income taxes                                $          7,382  $       8,748  $       1,451



and Financing Activities

Common stock issued to employees for notes                    $             31  $          15  $      -

Acquisition of subsidiary
    Cash purchase price                                       $         37,454  $      41,226  $       1,993


Investment in equity of subsidiaries                          $         25,721  $       3,949  $      17,212
Cost in excess of net assets of business acquired                       25,440         38,594         11,856
Common Stock issued                                                    (13,707)        (1,317)       (27,075)
                                                              ----------------- -------------- --------------

                                                              $         37,454  $      41,226  $       1,993
                                                              ================= ============== ==============



                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                           ALLIANCE ENTERTAINMENT CORP.
                                                 AND SUBSIDIARIES

                                              (Dollars in Thousands)

--------------------- --------------------- --------------------------- ---------------------- ----------------------
       Col A                 Col B                    Col C                     Col D                  Col E
                                                    Additions
--------------------- --------------------- --------------------------- ---------------------- ----------------------
--------------------- --------------------- ------------ -------------- ---------------------- ----------------------
  Description (2)     Balance at Beginning  Charged to    Charged to       Deductions (1)         Balance at End
                           of Period         Costs and       Other                                   of Period
                                             Expenses      Accounts
--------------------- --------------------- ------------ -------------- ---------------------- ----------------------
Year Ended December
31, 1996:
Deducted from asset
accounts:
Allowance for
doubtful accounts                   $4,964      $14,528                                $3,934                $15,558



(1)   Principally represents write off of bad debts.
(2) Allowance for doubtful accounts includes reserves for trade and other receivables.

     Amounts for the Years Ended December 31, 1995, and 1994 have not been included herein as the balances were not individually significant.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ALLIANCE ENTERTAINMENT CORP.

                          By:  /s/Alvin N. Teller
                             -------------------------------------------------
                               Co-Chairman, Chief Executive Officer
                                and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

    Signatures                                Title                                  Date
/s/Alvin N. Teller
__________________________              Co-Chairman, Chief Executive Officer   March   25, 1997
Alvin N. Teller                         and President (Principal Executive
                                        Officer); Director

__________________________              Co-Chairman; Director                  March      , 1997
Randall J. Weisenburger

/s/Timothy Dahltorp
__________________________              Executive Vice President, Chief        March   31, 1997
Timothy Dahltorp                        Financial Officer (Principal
                                        Financial and Accounting Officer)
                                        and Treasurer
/s/Joseph J. Bianco
__________________________              Vice Chairman; Director                March   25, 1997
Joseph J. Bianco


__________________________              Vice Chairman; Director                March      , 1997
Anil K. Narang


__________________________              Director                               March      , 1997
Elliot B. Newman

/s/W. Townsend Ziebold, Jr.
__________________________              Deputy Vice Chairman; Director         March   27, 1997
W. Townsend Ziebold, Jr.

/s/Douglas B. Brent
__________________________              Director                               March   31, 1997
Douglas B. Brent

/s/Robert C. Gay
__________________________              Director                               March   28, 1997
Robert C. Gay

/s/ Robert Marakovits
__________________________              Director                               March   31, 1997
Robert Marakovits

