Form 10-K/A
period 1996-12-31
ALLIANCE ENTERTAINMENT CORP
filed 1997-04-30
CIK 885066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1996
                                       or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         ________________________ TO _______________________

                         Commission File Number 1-13054

                          ALLIANCE ENTERTAINMENT CORP.
             (Exact name of registrant as specified in its charter)

          Delaware                                   13-3645913
(State or other jurisdiction of            (I.R.S. Employer Identification  No.)
incorporation or organization)

110 East 59th Street, New York, New York                          10022
----------------------------------------                         -------
(Address of principal executive offices)                         (Zip Code)

                                    212-935-6662
                   (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock                                    New York Stock Exchange
(Title of Class)                     (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K. [ ]

As of April 10, 1997, the number of outstanding shares of the Registrant's Common Stock was 44,990,205. The aggregate market value of the voting stock held by the non-affiliates of the Registrant as of April 10, 1997, was $39,460,783.

The Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended by Amendment No. 1 on Form 10K/A (as so amended the "Form 10-K") is hereby amended to (i) eliminate the reference to the Registrant's definitive Proxy Statement for the Annual Meeting of the Stockholder to be held on June 27, 1997, under the caption "Documents Incorporated by Reference" on the cover of the Form 10-K and (ii) include the following information herein after set forth as Part III of Form 10-K.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     As of April 30, 1997, the Company's Board of Directors was comprised of eight members consisting of two designees of each of Wasserstein & Co. and BT Capital Partners, Inc. as well as four members of the Company's management. In connection with the issuance of the Company's Series B Preferred Stock and 6% Exchangeable Notes Due 2001, Wasserstein & Co. was granted the right to replace two management directors with two additional designees of Wasserstein & Co. The following table sets forth certain information regarding the directors and executive officers of the Company.

    Name                                 Age    Position

    Alvin N. Teller                      52     Co-Chairman, Chief Executive
                                                Officer and President; Director
    Randall J. Weisenburger              38     Co-Chairman; Director
    Joseph J. Bianco                     45     Vice Chairman; Director
    Anil K. Narang                       33     Vice Chairman; Director
    W. Townsend Ziebold, Jr.             35     Deputy Vice-Chairman; Director
    Elliot B. Newman                     50     Senior Executive Vice President
                                                -Business Affairs and Secretary;
                                                Director
    Eric S. Weisman                      35     Senior Executive Vice President
    Timothy J. Dahltorp                  34     Executive Vice President, Chief
                                                Financial Officer and Treasurer
    Christopher J. Joyce                 33     Executive Vice President,
                                                General Counsel and Assistant
                                                Secretary
    David Schlang                        51     Executive Vice President
    Douglas B. Brent                     38     Director
    Robert Marakovits                    37     Director

     Alvin N. Teller, became Co-Chairman, Chief Executive Officer, President and a director of Alliance in August 1996. Mr. Teller has also been CEO of Red Ant Entertainment, Inc. since August 1996. From September 1989 to November 1995, Mr. Teller was Chairman and CEO of MCA Music Entertainment Group. Prior to that he served as President of CBS Records, Columbia Records and United Artists Records.

     Randall J. Weisenburger, has been a director of the Company since August 1996 and Co-Chairman since December 1996. Mr. Weisenburger has been a Managing Director of Wasserstein Perella & Co., Inc. ("WP") since December 1993. Mr. Weisenburger was a Director of WP from December 1992 to December 1993 and Vice President of WP from December 1989 to December 1992. Mr. Weisenburger is also a director and Co-Chairman of the Board of Collins & Aikman Corporation and Chairman of Yardley of London, Ltd.

     Joseph J. Bianco has been a Vice Chairman since December 1996 and a director of Alliance since November 1990. From August 1996 to December 1996 Mr. Bianco was a Co-Chairman. Mr. Bianco served as the Company's Chairman and Chief Executive Officer since the Company's formation in November 1990 until August 1996. Since May 1991, Mr. Bianco has served as a director of Sentex Sensing Technology, Inc., a public company engaged in the business of developing and marketing explosive detectors and gas chromatographs.

     Anil K. Narang has been a Vice Chairman of Alliance since December 1993 and a director since November 1990. In connection with the sale of the Company's Series B Convertible Preferred Stock and 6% Exchangeable Notes Due 2001, Mr. Narang tendered his resignation as a director effective upon the appointment of a successor by WP. As of April 30, 1996, no successor has been appointed. Mr. Narang was Chief Financial Officer of Alliance from November 1990 to December 1995, Co-President from November 1994 to February 1995 and President from March 1995 to August 1996.

     W. Townsend Ziebold, Jr., has been a director and Deputy Vice Chairman of Alliance since August 1996. Mr. Ziebold is a Managing Director of WP, and has served in that capacity since December 1994. From December 1993, to December 1994, Mr. Ziebold was a Director of WP; from December 1991, to December 1993, he was a Vice President of WP; prior thereto he was an associate at WP. Mr. Ziebold is also a director of Collins & Aikman Corporation.

     Elliot B. Newman has been a director of Alliance since November 1990 and Senior Executive Vice President - Business Affairs since March 1995. In connection with the sale of the Company's Series B Convertible Preferred Stock and 6% Exchangeable Notes Due 2001, Mr. Newman tendered his resignation as a director effective upon the appointment of a successor by WP. As of April 30, 1996, no successor has been appointed. The Company and Mr. Newman are currently negotiating termination of his employment. From December 1993 until March 1995, Mr. Newman was Executive Vice President and General Counsel of Alliance. In February 1994, Mr. Newman was named Secretary. Mr. Newman was a partner with Warsaw Burstein Cohen Schlesinger & Kuh, a New York law firm from April 1991 to September 1993.

     Eric S. Weisman has been an Executive Vice President of Alliance since April 1994 and Senior Executive Vice President since June 1996. Prior to that Mr. Weisman was Executive Vice President and Chief Operating Officer of Premier Artist Services, Inc. from December 1985 to April 1994 when it was acquired by Alliance.

     Timothy J. Dahltorp has been Executive Vice President and Chief Financial Officer of Alliance since January 1996 and Treasurer since November 1993. Mr. Dahltorp was a Senior Vice President from January 1995 to January 1996 and a Vice President from November 1993 to December 1994. From 1983 to 1993 Mr. Dahltorp held various positions with First Chicago Corp., most recently Vice President/Business Development in the Asset Based Finance Group of American National Bank & Trust Company of Chicago, a wholly-owned subsidiary of First Chicago Corp.

     Christopher J. Joyce has been Executive Vice President since August 1996 and Assistant Secretary and General Counsel of Alliance since July 1995. Prior to joining Alliance, he was Executive Vice President of Business Affairs and General Counsel of Independent National Distributors Inc. from February 1992 to July 1995 when it was acquired by Alliance. From 1988 to 1992, Mr. Joyce practiced law with Willkie Farr & Gallagher, a New York law firm.

     David Schlang has been Executive Vice President of Alliance since February 1996, and Senior Vice President since September 1995. Prior to that Mr. Schlang was President and Chief Executive Officer of One Way Records Inc. from February 1971 to September 1995 when it was acquired by Alliance.

     Douglas B. Brent has been Director of Alliance since August 1996. Mr. Brent has served as President of BT Capital Partners, Inc. ("BT") since January 1995 and served as the Managing Director of BT Securities Corp. an affiliate of BT from January 1990 to December 1994.

     Robert Marakovits has been a Director of the Company since June 1996. Mr. Marakovits has been a Managing Director of BT, a small business investment company and an affiliate of Bankers Trust New York Corp. since October 1993 and a Vice President of BT since June 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

         To the best of the Company's knowledge, based solely on its review of reports furnished to the Company, there were no directors, officers or beneficial owners of more than 10% of the Company's Common Stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act of 1934 during the Company's 1996 fiscal year except as follows: (i) Robert Gay, a former director filed a late Form 3 to report his election as a director in May 1995; and (ii) Robert Marakovits filed a late Form 3 to report his election as a director in June 1996.

Item 11.   Executive Compensation

                           SUMMARY COMPENSATION TABLE
            Name and                                Annual                       Long-Term
        Principal Position                      Compensation (1)             Compensation Awards
       --------------------                     ----------------             ---------------------
                                                                              Restricted    Shares
                                                                              Stocks        Underlying      All Other
                                          Year     Salary($)    Bonus($)(2)   Awards        Options         Compensation
                                          ----     ---------    ----------    ------        ----------      ------------

Alvin N. Teller                           1996       $496,677           ----    (3)(4)      5,000,000(5)           ----
     Co-Chairman, Chief Executive
     Officer and President
Joseph J. Bianco                          1996       $589,550            ---     ----         250,000(7)            (6)
         Vice-Chairman                    1995        518,000        119,000     ----         250,000(8)    $12,779(12)
                                          1994        445,468        250,000     ----         150,000(9)           ----

Anil K.Narang                             1996       $494,417           ----     ----         200,000(7)           (10)
         Vice-Chairman                    1995        421,077         84,000     ----         200,000(8)    $15,003(13)
                                          1994        342,281        150,000     ----         375,000(9)      2,520(14)

Elliot B. Newman                          1996       $396,210           ----     ----         125,000(7)           (11)
          Senior Executive Vice           1995        363,462         43,000     ----         100,000(8)     $9,088(12)
          President - Business Affairs    1994        323,352         60,000     ----         100,000(9)
          and Secretary

Terence Shand                             1996    $412,639(15)      $160,300(19) ----         100,000(7)    $28,854(19)
          Executive Vice President        1995     336,350(16)        26,350     ----          75,000(8)           ----
                                          1994     113,202(17)        57,768     ----        250,000(18)           ----

 (1) The aggregate total value of perquisites and other personal benefits, securities or property did not equal the lesser of $50,000 or ten percent (10%) of the annual salary and bonus for any named executive officer during either 1994, 1995 or 1996.
(2) Bonuses in 1995 and 1994 were determined by the Board of Directors based on, among other things, Alliance's yearly results as compared to objectives established for such year, and are paid after the end of the fiscal year, but only if the participant is employed at such time. Bonus amounts were awarded in each fiscal year and paid in the following year, and such amounts were based on performance in the previous year. No additional bonuses relating to 1994, 1995 or 1996 performance will be paid in 1997.
(3) Pursuant to the Red Ant Stock Acquisition and Merger Agreement, Mr. Teller may be entitled to receive up to 1,000,000 shares of Common Stock and Wasserstein & Co. Inc. ("WCI") and affiliates 1,500,000 shares of Common Stock (together, the "Contingent Stock."), if the price of the Company's Common Stock reaches certain levels over a period of four years from August 27, 1996. The Company's stockholders approved the issuance of the Contingent Stock at a special meeting held on October 29, 1996. The last price quoted for the Company's Common Stock on the New York Stock Exchange ("NYSE") on December 31, 1996 was $1.87. See "Certain Relationships and Related Transactions," for a description of the Contingent Stock vesting schedule.

(4) Pursuant to Mr. Teller's employment agreement, the Company has adopted the 1996 Restricted Stock Plan (the "1996 Plan") pursuant to which the Company has reserved 500,000 shares of Common Stock which may be allocated to Mr. Teller for distribution at his sole discretion among employees of Red Ant and its subsidiaries (including Mr. Teller) if the price of the Company's Common Stock reaches certain levels over a period of four years from August 27, 1996. Shares will be available for distribution under the 1996 Plan provided the market price of the
         Company's Common Stock reaches levels identical to the targets governing the issuance of the Contingent Stock. See "Certain Relationships and Related Transactions."
(5) Represents stock options granted as of August 15, 1996, to purchase the stated number of shares of Common Stock at an exercise price of $6.00 a share. One fifth of these options are currently exercisable and the remaining four fifths will vest one fifth on each anniversary of the date of grant.
(6) For the fiscal year ended December 31, 1996, the executive received additional compensation in the amount of $2,110,720 as follows: (i) $2,100,000 in exchange for surrender of long term incentive awards granted in 1995 and 1996 in connection with the appointment of Mr. Teller as Chief Executive Officer, Co-Chairman and President of the Company and amendment of the executive's employment contract to reflect his revised title, duties and termination provisions; and (ii) $10,720 covering reimbursements for medical expenses incurred by the executive in 1995 and 1996 not covered by insurance pursuant to the Company's Supplemental Medical Benefits Plan.
(7) Represent stock options granted as of June 20, 1996, under the Company's Long Term Incentive and Stock Option Plan as amended (the "1994 Plan") at an exercise price of $5.25 per share.
(8) Represents stock options granted as of March 16, 1995 under the 1994 Plan to purchase the stated number of shares of Common Stock at an exercise price of $5.50 per share.
(9) Represents stock options granted as of March 18, 1994 under the Company's 1994 Plan to purchase the stated number of shares of Common Stock at an exercise price of $6.00 per share.
(10) For the fiscal year ended December 31, 1996, the executive received additional compensation in the amount of $1,910,619.20 as follows: (i) $1,900,000 in exchange for surrender of long term incentive awards granted in 1995 and 1996 in connection with the appointment of Mr. Teller as Chief Executive Officer, Co-Chairman and President of the Company and amendment of the executive's employment contract to reflect his revised duties and termination provisions; (ii) $7,192 covering reimbursements for medical expenses incurred by the executive in 1995 and 1996 not covered by insurance pursuant to the Company's Supplemental Medical Benefits Plan; and (iii) $3,427.20 representing interest of prime plus 1% not charged on a $36,000 loan to the executive.
(11) For the fiscal year ended December 31, 1996, the executive received additional compensation in the amount of $893,211 as follows: (i) $850,000 in exchange for surrender of long term incentive awards granted in 1995 and 1996 in connection with the appointment of Mr. Teller as Chief Executive Officer, Co-Chairman and President of the Company and amendment of the executive's employment contract to reflect his revised duties and termination provisions; (ii) $2,826 covering reimbursements for medical expenses incurred by the executive in 1995 and 1996 which were not covered by insurance pursuant to the Company's Supplemental Medical Benefits Plan; and (iii) $40,385 representing cancellation of loans by the Company pursuant to the executive's revised employment contract.
(12) Represents the dollar amount of insurance premium paid by the Company for disability insurance covering these executive officers.

(13) Includes $12,483 of insurance premium paid by the Company for disability insurance covering Mr. Narang and the fair market value of the interest not charged on a $36,000 loan to Mr. Narang.
(14) Represents the fair market value of the interest not charged on a $36,000 loan to Mr. Narang.
(15) Shand's salary and bonus are paid in British pounds. The dollar amounts in the Table for 1996 reflect an exchange rate of $1.603 U.S. dollars per British pound which is the average exchange rate for the year ended December 31, 1996.
(16) Mr. Shand's salary and bonus are paid in British pounds. The dollar amounts in the Table for 1995 reflect an exchange rate of $1.55 U.S. dollars per British pound.
(17) Mr. Shand was employed by the Company in September 1994 and the dollar amount in the Table for 1994 reflects an exchange rate of $1.565 U.S. dollars per British pound.
(18) Represents stock options granted as of September 9, 1994, under the Company's 1994 Plan to purchase the stated number of shares of Common Stock at an exercise price of $5.375 per share.
(19) Represents payment made pursuant to Mr. Shand's employment agreement with Castle Communications PLC dated as of November 14, 1996. Mr. Shand resigned from his position as Executive Vice President on December 31, 1996 and from the Company's Board of Directors on March 31, 1997.

                          STOCK OPTIONS GRANTED IN 1996

         The following table sets forth information concerning individual grants of stock options made during 1996 to each executive officer listed below. The Company did not grant any stock appreciation rights during 1996.


                              % of Total
                               Options                 Fair                           Potential Realizable Value
                              Granted to               Market                           at Assumed Annual Rates
                    Options   Employees    Exercise    Value at                          of Stock Appreciation
                    Granted      in         Price      Date of   Expiration                for Option Term(1)
Name              (Shares)(2)   1996      (per share)  Grant     Date             0%           5%              10%
----              -----------   -----     ------       ------    -----          --------    ---------        ----------

Alvin N. Teller    1,000,000     14%        $6.00      $6.75      8/14/02    $750,000    $3,045,641        $5,958,036
                   2,000,000     28%         6.00       6.75      8/14/03   1,500,000     6,995,836        14,307,678
                   1,000,000     14%         6.00       6.75      8/14/04     750,000     3,972,807         8,469,219
                   1,000,000     14%         6.00       6.75      8/14/05     750,000     4,471,443         9,916,135


Joseph J. Bianco     250,000     3.5%         5.25       5.25      6/19/06     N/A           825,419         2,091,783

Anil K. Narang       200,000     2.8%         5.25       5.25      6/19/06     N/A           660,335         1,673,426

Elliot B. Newman     125,000     1.75%        5.25       5.25      6/19/06     N/A         1,045,891           412,709

Terence Shand        100,000     1.4%         5.25       5.25      6/19/06     N/A           836,712           330,167

(1) Gains, if any, are dependent upon the actual performance of the Common Stock, as well as the continued employment of the executive officers through the vesting period. The potential realizable values indicated have not taken into account amounts required to be paid as income tax under the Internal Revenue Code and any applicable state laws.
(2) The options were granted by the Compensation Committee of the Board of Directors pursuant to the 1994 Plan except that Mr. Teller's options were granted outside of the 1994 Plan pursuant to his employment agreement.


       AGGREGATE OPTION EXERCISES AND STOCK OPTIONS HELD AT THE END OF 1996

         The following table indicates the total number of exercisable and nonexercisable stock options held by each named executive officer on December 31, 1996, and the aggregate value thereof.


                                                             Number of Shares
                                                         Underlying Unexercised              Value of Unexercised
                                                                Options at                In-The-Money Options at
                                                             December 31, 1996              December 31, 1996(1)
                                                             -----------------              --------------------

Name                Shares Acquired   Value
                    on Exercise (#)   Realized($)(2)   Exercisable    Unexercisable      Exercisable    Unexercisable

Alvin N. Teller                  ---            ---      1,000,000       4,000,000             -0-              -0-

Joseph J. Bianco           1,500,000    $13,509,000      1,326,666         333,334             -0-              -0-

Anil K. Narang.               50,000        202,750        933,333         266,667             -0-              -0-

Elliot B. Newman              31,250        251,719        200,000         155,000             -0-              -0-

Terence Shand..                  ---            ---        240,000         125,000             -0-              -0-


(1) The per share fair market value was determined to be $1.87, which was the last price quoted on the New York Stock Exchange on December 31, 1996.
(2) Value Realized reflects only the difference between the option exercise price and the closing price of the Company's Common Stock on the NYSE on the date of exercise.

Compensation of Directors

         Directors who are not full-time employees of the Company or its subsidiaries are paid an annual retainer of $20,000 for service on the Board of Directors and $2,500 for each committee chairmanship held during the year.

         Each such director is paid a fee of $1,000 for each Board or committee meeting they attend except, that they receive a total of $1,000 if they attend a Board and committee meeting on the same date. In addition, pursuant to the 1994 Plan, each non-employee director of the Company is entitled to receive, on the date such person becomes a non-employee director of the Company, options to acquire 30,000 shares of Common Stock at the market value on the date of the grant. Thereafter, an annual automatic grant of options to acquire 20,000 shares of Common Stock at the market value on the date of grant. New non-employee directors are entitled to receive such annual grants of options under the 1994 Plan only after the first anniversary of becoming a non-employee director of the Company. Pursuant to agreements with the Company, four non-employee directors who resigned from the Board in 1996 in connection with consummation of the Red Ant acquisition and Preferred Stock issuances, are receiving 75% of the amount they would have received for services as a director for a period of one year from the date of their resignation.

Executive Compensation and Employment Related Contracts

         On August 15, 1996, the Company entered into an employment agreement with Mr. Alvin N. Teller, pursuant to which, among other things, Mr. Teller will be employed for a term of five years as Chief Executive Officer, Co-Chairman and President of the Company at a base annual salary of not less than $1,500,000 subject to annual bonuses in the discretion of the Compensation Committee. The agreement provides that after the five year term, the agreement is automatically renewed for an additional year unless either party gives notice that the contract will not be extended between 120 days and 150 days prior to its expiration. The agreement provides that Mr. Teller will receive upon termination by the Company without cause (or termination by the executive for good reason) severance in the form of a cash lump sum payment equal to the greater of four times Mr. Teller's salary in effect at that time, plus a bonus of 125% of his base salary or Mr. Teller's base salary plus maximum target bonus payable for the remaining term of the agreement.

         The Company agreed to pay Mr. Teller an acquisition bonus in the event that more than 50% of the Company's outstanding shares of Common Stock are acquired in a Change of Control (as defined in the employment agreement) at a price in excess of $11.00 per share. The amount of the bonus is generally 1,000,000 times the amount by which the price paid in the Change of Control exceeds $11.00 per share. This amount is payable if a qualifying Change of Control occurs during Mr. Teller's employment or within a period of up to two years subsequent thereto. During the later parts of such period, only 50% of such bonus would be payable.

         In connection with Mr. Teller's employment agreement, the Company adopted the 1996 Restricted Stock Plan under which up to 500,000 shares of Common Stock may be issued to employees of Red Ant and its subsidiaries (including Mr. Teller), each at the direction of Mr. Teller, provided that the market price of the Company's Common Stock reaches certain targets. See "Certain Relationships and Related Transactions." The Company also entered into a confidentiality and non-competition agreement with Mr. Teller in which he agreed to, among other things, not to compete for a period of three years after termination of employment without prior written consent by the Company and not to solicit to hire any officer, employee, agent or consultant of the Company while he is employed by the Company and for a one year period thereafter.

         In connection with the appointment of Mr. Teller as Chief Executive Officer, Co-Chairman and President of the Company, the employment contracts of Messrs. Bianco, Narang, and Newman, have been amended to reflect revised titles, duties, termination provisions and compensation for surrender of long-term incentive awards granted in 1995 and 1996. Each agreement has a five year term and is automatically extended for an additional year unless either party gives notice to the other party that the contract will not be extended between 210 days and 180 days prior to the expiration of the contract. By recommendation of the Compensation Committee of the Company's Board of Directors, the agreements provide that each executive will receive upon termination by the Company without cause (or termination by the executive for good reason) severance equal to four times such executive's base salary, plus the greater of such executive's prior year bonus or current year bonus target. Each agreement provides that the executive will be entitled to participate in awards under the 1994 Plan or such other stock option as may be maintained by the Company and may receive a bonus in each fiscal year. Each agreement requires that the executive devote his best efforts and full business time to the Company. Each of Messrs. Bianco, Narang and Newman also entered into a confidentiality and non-competition agreement pursuant to which each such executive agreed not to compete during employment and for a period of twelve months following termination of employment, keep all proprietary conformation owned by the Company confidential and to not solicit clients to cease doing business with the Company. The agreements also provide for the payment by the Company of certain excise taxes, if any, payable in connection with compensation paid under such agreement.

         Pursuant to their respective agreements, Messrs. Bianco, Narang, and Newman received an annual base salary of, $578,000, $484,000 and $413,000 respectively which will increase annually based on increases in the CPI. Messrs. Teller, Bianco and Narang's agreements provides that two luxury cars are to be provided to each such executive and Mr. Newman's agreement provides that a luxury car will be provided by the Company.

     Under their amended employment agreements, the Company has agreed to forgive certain outstanding loans to Messrs. Narang and Newman. Mr. Narang's revised employment agreement provides that commencing on March 15, 1997 and on each anniversary thereof for the following two years, the Company shall forgive $66,666.67 of the $200,000 loan owed by Mr. Narang to the Company; provided that if the executive's employment is terminated for any reason except by the Company for Cause (as defined in his employment agreement) the entire amount of the $200,000 loan shall be forgiven. Mr. Newman's revised employment agreement provides that on October 1, 1996 and the first day of each of the twelve calendar quarters thereafter, the Company shall forgive $13,461.54 of the $175,000 of loans owed by Mr. Newman to the Company.

         In November 1996, Castle Communications PLC ("Castle") the Company's UK subsidiary, entered into an amended employment contract with Terence Shand to serve as its Executive Chairman. The contract provides for a salary of 300,000 British Pounds per annum, or $486,900 per annum based on the exchange rate for British pounds on April 23, 1997, as reported by the Wall Street Journal. The contract expires in September 1997 and provides that from January 1 to March 31, 1997, Mr. Shand is to devote three days a week to perform his duties as Executive Chairman of Castle and that Mr. Shand shall provide consulting services to Castle for the remaining contract term. Mr. Shand resigned from the Company's Board of Directors effective March 31, 1997.

Compensation Committee Interlocks and Insider Participation

         John Friedman and Robert Marx served as directors and members of the Company's Compensation Committee until August 1996. As of December 31, 1996, no members of the Company's Board of Directors were designated to serve as members of the Compensation Committee.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of April 10, 1997, with respect to the beneficial ownership of shares of Common Stock held by certain beneficial owners, each current director and all executive officers and directors as a group:

                                                         Amount of Beneficial
                                                         Ownership of Shares               Percentage of Beneficial
                                                         of Common Stock as of                   Ownership of Shares
Name                                                     April 10, 1997(1)(2)                   of Common Stock(1)(2)
                                                         ----------------------            ---------------------------

Alvin N. Teller(3).....................                             1,760,823                                   3.8%

Joseph J. Bianco(4)....................                            12,278,722
                                                                                                               26.5%
                                                                                                                  2%
Anil K. Narang(5)......................                             1,050,000

Elliot B. Newman(6)....................                               267,000                                      *

Eric S. Weisman(7).....................                               115,775                                      *

W. Townsend Ziebold, Jr.(8)............                                10,000                                      *

Randall J. Weisenburger(8).............                                10,000                                      *

Douglas Brent(8).......................                                10,000                                      *

Robert Marakovits(8)...................                                10,000                                      *

Christopher J. Joyce(9)................                                50,000                                      *

David H. Schlang(10)...................                                                                            *
                                                                      138,924

Timothy Dahltorp(11)...................                                                                            *
                                                                      142,000

BT Capital Partner, Inc.(12)...........                                                                          19%
130 Liberty Street                                                  9,712,642
New York, New York 10006

Wasserstein Perella Group Inc. (13)......                           7,807,928                                 17.35%
31 West 52nd Street, 26th Floor
New York, New York 10019

Bain Capital Inc.......................                             3,306,972                                  7.35%
Two Copley Place
Boston, Massachusetts 02116

All Executive Officers and Directors as a                                                                        32%
Group (12 Persons) (14)................                            15,793,244

(*)  Less than 1%.

(1) As used herein, beneficial ownership means the sole power to vote, or direct the voting of, a security, or the sole or shared power to dispose, or direct the disposition, of a security. Except as otherwise indicated, all persons named herein have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock. Furthermore, in computing percentage ownership herein any shares not outstanding which are subject to options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by such person but are not be deemed to be outstanding for the purpose of computing the percentage of shares owned by any other person as directed by Rule 13d-3(d)(1) of the Exchange Act.
(2) With respect to each stockholder, includes any shares issuable upon exercise of all options or warrants held by such stockholder that are currently exercisable or will become exercisable within 60 days of April 10, 1997.
(3) Includes options to purchase 1,00,000 shares which are exercisable within 60 days of April 10, 1997. Does not include options to purchase 4,000,000 which are not exercisable within 60 days of April 10, 1997.
(4) Includes (i) 3,073,560 shares of Common Stock which Mr. Bianco has the right to vote and dispose of, (ii) options to purchase 1,410,000 shares of Common Stock held by Mr. Bianco which are exercisable within 60 days of April 10, 1997, (iii) 4,488,190 shares of Common Stock which Mr. Bianco has the right to vote on any and all matters presented to any meeting of stockholders, including the election of directors, which Jerry Bassin (1,768,625 shares), Anil K. Narang (50,000 shares), Alan Shapiro (1,837,065 shares), Lawrence Burstein (399,250 shares), Barry Goldin (433,250 shares), own and (iv) 3,306,972 shares of Common Stock which are owned by certain funds managed by Bain Capital Inc. ("Bain") and which Mr. Bianco has the right to vote on the election of directors. Does not include options to purchase 250,000 shares of Common Stock held by Mr. Bianco which are not exercisable within 60 days of April 10, 1997.
(5) Includes options to purchase 1,000,000 shares of Common Stock which are exercisable within 60 days of April 10, 1997. Does not include options to purchase 200,000 shares of Common Stock which are not exercisable within 60 days of April 10, 1997. Includes beneficial ownership of shares by Mr. Narang which were transferred on August 21, 1994 to an irrevocable trust for the primary benefit of Mr. Narang and certain members of his family.
(6) Includes options to purchase 230,000 shares of Common Stock which are exercisable within 60 days of April 10, 1997. Does not include options to purchase 125,000 shares of Common Stock which are not exercisable within 60 days of April 10, 1997.
(7) Includes options to purchase 95,000 shares of Common Stock which are exercisable within 60 days of April 10, 1997. Does not include options to purchase 75,000 shares which are not exercisable within 60 days of April 10, 1997.
(8) Comprised of options to purchase 10,000 shares of Common Stock which are exercisable within 60 days of April 10, 1997. Does not include options to purchase 20,000 shares of Common Stock which are not exercisable within 60 days of April 10, 1997.
 (9) Comprised of options to purchase 50,000 shares which are exercisable within 60 days of April 10, 1997. Does not include options to purchase 55,000 shares which are not exercisable within 60 days of April 10, 1997.
(10) Comprised of options to purchase 100,000 shares of Common Stock which are exercisable within 60 days of April 10, 1997. Does not include options to purchase 45,000 shares of Common Stock which are exercisable within 60 days of April 10, 1997.
(11) Comprised of options to purchase 142,000 shares which are exercisable within 60 days of April 10, 1997. Does not include options to purchase 60,000 shares which are not exercisable within 60 days of April 10, 1997.

(12) Includes 3,567,034 shares of Common Stock owned, warrants to acquire 227,489 shares of Common Stock at an exercise price of $5.00 per share and an additional 180,414 shares of Common Stock at an exercise price of $8.00 per share held by BT and 5,737,705 shares of Common Stock issuable upon conversion by BT of 350,000 shares of the Company's
         Series A Convertible Preferred Stock into Common Stock. Does not include 6,000,000 shares which may be issued upon conversion of $7.5 million of 6% Exchangeable Notes subject to stockholder approval of the conversion feature of the Series B Convertible Preferred Stock or options to purchase 20,000 shares of Common Stock exercisable within 60 days of April 10, 1997 by Messrs. Brent and Marakovits which BT is the beneficial owner.
(13) Includes 2,904,766 shares of Common Stock owned by Cypress Ventures, Inc. ("CVI") and 4,903,162 shares of Common Stock owned by WP Management Partners L.L.C. ("WPM"). Does not include 6,600,000 shares of Common Stock which may be issued upon conversion of 57,500 shares of Series B Convertible Preferred Stock and $2.5 million of 6% Exchangeable Notes subject to stockholder approval of the conversion feature of the Series B Convertible Preferred Stock. CVI and WPM are owned directly or indirectly by Wasserstein Perella Group, Inc.
(14) Includes options to purchase 4,053,621 shares of Common Stock which are exercisable within 60 days of April 10, 1997. Does not include: (i) options to purchase 4,903,337 shares of Common Stock which are not exercisable within 60 days of April 10, 1997; (ii) 9,712,642 shares of Common Stock beneficially owned by BT; or (iii) 7,807,928 shares of Common Stock owned by the Wasserstein Perella Group, Inc.

Item 13.   Certain Relationships and Related Transactions

         Pursuant to the Management Agreement dated May 18, 1995, the Company paid a $200,000 fee to Bain for consulting services in 1996.

         The Company paid BT a financing fee of $1,250,000 in connection with the sale and issuance of the Company's Series A Convertible Preferred Stock in July 1996 to BT and BCI Growth IV L.P. Douglas Brent is President of BT and Robert Marakovits is a Managing Director of BT.

         In connection with the acquisition of Red Ant, the Company entered into a Stock Acquisition and Merger Agreement dated as of August 15, 1996, (the "Acquisition Agreement"). Pursuant to the Acquisition Agreement, the Company paid a $300,000 fee to Wasserstein & Co. Inc. ("WCI") and Messrs. Ziebold and Weisenburger became members of the Board. Furthermore, the Acquisition Agreement provides the Company may be required to issue a maximum of 2,500,000 additional shares of Common Stock (the "Contingent Stock") to Al Teller, WCI and its affiliates in the event the price of the Company's Common Stock reaches certain levels over a period of four years from August 27, 1996 (the "Closing Date"). In particular, if at any time during the period of two years following the Closing Date, the price of the Common Stock remains at or above any of the Target Contingent Acquisition Prices indicated on the schedule below for any 25 trading days out of a period of 30 consecutive trading days, then Mr. Teller shall be entitled to receive the corresponding percentage of 500,000 shares of Common Stock and WCI and its affiliates shall be entitled to receive the corresponding percentage of 750,000 shares of Common Stock (the "Tranche 1 Contingent Stock"):

                       Tranche 1 Contingent Stock Schedule

                                                   Percentage
                   Target Contingent        of Tranche 1 Contingent
                   Acquisition Price            Stock Issuable
                        $ 9.00                      25.00%
                          9.25                       31.25
                          9.50                       37.50
                         10.00                       43.75
                         10.25                       50.00
                         10.50                       56.25
                         10.75                       63.50
                         11.00                       75.00
                         11.25                       81.25
                         11.50                       87.50
                         11.75                       93.75
                         12.00                      100.00


         If, at any time during the period of four years following the Closing Date, the price of the Common Stock remains at or above any of the Target Contingent Acquisition Prices indicated on the schedule below for any 85 trading days out of a period of 90 consecutive trading days, then Mr. Teller shall be entitled to receive the corresponding percentage of 500,000 shares of Common Stock and WCI and its affiliates shall be entitled to receive the corresponding percentage of 750,000 shares of Common Stock (the "Tranche 2 Contingent Stock"):

                       Tranche 2 Contingent Stock Schedule

                                                      Percentage
                       Target Contingent        of Tranche 2 Contingent
                       Acquisition Price            Stock Issuable
                            $13.00                       50.00%
                             13.50                       56.25
                             14.00                       62.50
                             14.50                       68.75
                             15.00                       75.00
                             15.50                       81.25
                             16.00                       87.50
                             16.50                       93.75
                             17.00                      100.00

         In the event of a Change of Control (as defined in the Acquisition Agreement) all the shares of Contingent Stock would be immediately issuable to Mr. Teller and WCI and its affiliates. In addition, the issuance of 150,000 shares of Contingent Stock is subject to reallocation between Mr. Teller and WCI under certain circumstances. The Acquisition Agreement also grants certain registration rights to WCI and its affiliates and to Mr. Teller.

         As a condition to the consummation of the acquisition of Red Ant, WCI and its affiliates, U.S. Equity Partners, L.P., and U.S. Equity Partners (Offshore), L.P., acquired at a purchase price of $6.00 per share 1,350,000 shares of Common Stock from Mr. Bianco and 500,000 shares of Common Stock from Mr. Narang pursuant to stock purchase agreements dated August 15, 1996.

         In connection with the acquisition of Red Ant, the Company entered into an Engagement Letter Agreement with WP dated August 15, 1996 (the "Engagement Letter") whereby WP agreed to provide financial advisory and investment banking services to the Company for an annual retainer fee of $150,000 (the first two annual payments were made upon execution of the Engagement Letter) plus additional transaction fees. The Engagement Letter may be terminated by either party after August 15, 1999 upon thirty days' prior written notice.

         Pursuant to the issuance of the Company's Series B Convertible Preferred Stock and 6% Exchangeable Notes, the Company entered into a Purchase Agreement with WCI, CVI and BT dated December 20, 1996 (the "Purchase Agreement"), and paid a $225,000 fee to each of WCI and BT. The Purchase Agreement contemplated a Rights Offering of up to $35 million of Series C Preferred Stock par value $.01. In connection with the Purchase Agreement, the Company paid WCI a fee of 7,500 shares of Series B Convertible Preferred Stock in consideration for WCI agreeing that in the event the Company effects the Rights Offering WCI will enter into a standby purchase commitment to purchase $17.5 million worth of rights provided that, among other things, shareholders subscribe for at least $17.5 million of rights in the Rights Offering. In addition, the Company has agreed to pay a financing fee to WCI and BT on the closing date of the Rights Offering in an aggregate amount of $1,050,000.

         During 1996, Mr. Newman was indebted to the Company for a total principal amount of $175,000 of which $134,615.30 was outstanding as of December 31, 1996. As of December 31, 1996, Mr. Newman held a loan from the Company in the principal amount of $100,000 which bears interest at prime rate plus 1%, plus a second loan from the Company in the principal amount of $34,615.38 which bears interest at the highest rate of interest paid by the Company on borrowing, which was 11.25% on December 31, 1996. Mr. Newman's revised employment agreement provides that on October 1, 1996 and the first day of each of the twelve calendar quarters thereafter, the Company shall forgive $13,461.54 of the $175,000 loan owed by Mr. Newman to the Company.

         During 1996, Anil K. Narang, President, Vice Chairman and a director of the Company, was indebted to the Company for up to $275,464 which was also the balance outstanding as of December 31, 1996. Mr. Narang's revised employment agreement provides that commencing on March 15, 1997 and on each anniversary thereof for the following two years, the Company shall forgive $66,666.67 of the $200,000 loan owed by Mr. Narang to the Company; provided that if the executive's employment is terminated for any reason except by the Company for Cause (as defined in his employment agreement) the entire amount of the $200,000 loan shall be forgiven. Of the amount Mr. Narang owed the Company, $36,000 was due the Company for stock options exercised and was represented by a note bearing no interest. The remainder bears interest at the highest rate of interest paid by the Company on borrowings.
This rate was 11.25% on December 31, 1996.

         During 1996, Christopher J. Joyce, Executive Vice President, General Counsel and Assistant Secretary of Alliance was indebted to the Company for up to $150,000 which was also the amount outstanding as of December 31, 1996. The loan bears an interest rate of prime plus 1%.

                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ALLIANCE ENTERTAINMENT CORP.


                                      By: /s/Alvin N.Teller
                                          -------------------------------------
                                          Alvin N. Teller
                                          Co-Chairman, Chief Executive Officer
                                          and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

              Signatures                                Title                        Date

/s/Alvin N.Teller                       Co-Chairman, Chief Executive Officer   April  29, 1997
--------------------------------------  and President (Principal Executive
Alvin N. Teller                         Officer); Director
                                        Co-Chairman; Director                  April    , 1997

--------------------------------------
Randall J. Weisenburger

/s/ Timothy Dahltorp                    Executive Vice President, Chief        April  29, 1997
--------------------------------------  Financial Officer (Principal
Timothy Dahltorp                        Financial and Accounting Officer)
                                        and Treasurer
/s/ Joseph J. Bianco                    Vice Chairman; Director                April  29, 1997
--------------------------------------
Joseph J. Bianco

/s/ Anil K. Narang                      Vice Chairman; Director                April  29, 1997
---------------------------------------
Anil K. Narang

/s/ Elliot B. Newman                    Senior Executive Vice President and    April  29, 1997
--------------------------------------  Secretary; Director
Elliot B. Newman

                                        Deputy Vice Chairman; Director         April    , 1997
--------------------------------------
W. Townsend Ziebold, Jr.
                                        Director                               April    , 1997

--------------------------------------
Douglas B. Brent

/s/ Robert Marakovits                   Director                               April  29, 1997
--------------------------------------
Robert Marakovits
