Form 10-Q
period 1997-03-31
ALLIANCE ENTERTAINMENT CORP
filed 1997-05-15
CIK 885066

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-Q

[ X ]    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
EXCHANGE  ACT OF 1934 FOR THE  QUARTERLY  PERIOD ENDED MARCH 31, 1997
                                             or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM
                                      TO
------------------------------------        -----------------------------------


                         Commission File Number 1-1354

                          ALLIANCE ENTERTAINMENT CORP.
             (Exact name of registrant as specified in its charter)



          Delaware                                     13-3645913
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


110 East 59th Street, New York, New York                   10022
(Address of principal executive offices)                 (Zip Code)


                                (212) 935-6662
                (Registrant s telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

As of May 7, 1997, the number of shares outstanding of the Company's common stock was 44,990,205



ALLIANCE ENTERTAINMENT CORP.


PART I--FINANCIAL INFORMATION                                                                 Page No.


Item 1.  Financial Statements

               Consolidated Balance Sheets                                                         4

               Consolidated Statements of Operations                                               5

               Consolidated Statement of Stockholder's  Equity  (Deficit)                          6

               Consolidated Statements of Cash Flows                                               7

               Notes to Consolidated Financial Statements                                          8


Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                10

PART II--OTHER INFORMATION

Item 2.  Change In Securities                                                                     16

Item 6.  Exhibits and Reports on Form 8-K                                                         16


PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
                                   ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                     (Amounts in Thousands, Except Share Data)

                                                                   December 31,      March 31,
                                                                       1996            1997
                                                                ----------------- ---------------
      ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                   $          8,669  $        7,222
    Accounts receivable, less allowance for
    doubtful
     accounts                                                            173,619         118,712
    Inventory                                                            164,380         144,328
    Advances and other prepaid expenses                                   22,739          30,016
    Refundable income taxes                                               11,260          10,677
    Deferred income taxes                                                  5,798           6,640
                                                                ----------------- ---------------
      Total current assets                                               386,465         317,595
                                                                ----------------- ---------------
INVESTMENTS, at cost                                                       1,100           1,073
PROPERTY AND EQUIPMENT                                                    33,793          34,835
COPYRIGHTS, less accumulated amortization                                 62,917          60,759
COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED,
    less accumulated amortization                                         93,727          94,276
COVENANTS NOT TO COMPETE, less accumulated
    amortization                                                           8,366           7,811
DEFERRED INCOME TAXES                                                      9,798           9,254
OTHER ASSETS, less accumulated amortization                               16,916          16,110
                                                                  ---------------   -------------

TOTAL ASSETS                                                    $        613,082  $      541,713
                                                                ================= ===============

CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Notes payable                                               $         72,671  $       89,688
    Current maturities of long-term debt                                   8,305           9,476
    Current obligations under capital leases                                 582             522
    Accounts payable and accrued expenses                                267,187         202,517
    Income taxes payable                                                     826             334
                                                                ----------------- ---------------
      Total current liabilities                                          349,571         302,537
                                                                ----------------- ---------------

LONG-TERM DEBT                                                           236,215         234,640
OBLIGATIONS UNDER CAPITAL LEASES                                           1,133           1,123
DEFERRED INCOME TAXES                                                      9,109           8,930
MINORITY INTEREST                                                       -                    618
COMMITMENTS
STOCKHOLDERS' EQUITY (DEFICIT)
    Series A  convertible  preferred  stock,  $.01  par  value,
     886,240  shares authorized, shares issued and
     outstanding 422,500 ( $44,644 liquidation preference)                     4               4
    Series B convertible preferred stock, $.01 par value,
     300,000 shares authorized, shares issued and
     outstanding  57,500 ( $5,846 liquidation preference)                      1               1
    Common stock, $.0001 par  value, 100,000,000
     shares authorized, shares issued and outstanding
     1996 44,764,853; 1997 44,990,205                                          4               4
    Additional paid-in capital                                           146,665         146,972
    Employee notes for stock purchases                                      (67)            (67)
    Accumulated deficit                                                (131,286)       (154,376)
    Foreign currency translation adjustment                                1,733           1,327
                                                                ----------------- ---------------
      Total stockholders' equity (deficit)                                17,054         (6,135)
                                                                ----------------- ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $        613,082  $      541,713
                                                                ================= ===============
      The accompanying notes are an integral part of these financial statements.


                                   ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                     (Amounts in Thousands, Except Share Data)

                                                                        Three Months Ended
                                                                             March 31,
                                                                 --------------------------------
                                                                        1996            1997
                                                                 ----------------- --------------
Net sales                                                        $        176,188  $     126,322

Cost of sales                                                             143,394        105,169
                                                                 ----------------- --------------

           Gross profit                                                    32,794         21,153

Selling, general and administrative expenses                               30,741         31,536
Restructuring and asset impairment charges                                    428         -
Amortization of intangible assets                                           2,848          3,918
                                                                 ----------------- --------------

                                                                           34,017         35,454
                                                                 ----------------- --------------

                                                                          (1,223)       (14,301)
                                                                 ----------------- --------------

Other income (expense)
    Amortization of deferred financing costs                                (469)          (515)
    Other income (expense) - net                                              204        (1,151)
    Interest expense                                                      (8,256)        (8,013)
                                                                 ----------------- --------------
                                                                          (8,521)        (9,679)
                                                                 ----------------- --------------

       Loss before income taxes                                           (9,744)       (23,980)

Benefit for income taxes                                                  (5,116)          (890)
                                                                 ----------------- --------------

       Net loss                                                  $        (4,628)  $    (23,090)
                                                                 ================= ==============

Loss per common share                                            $          (.13)  $       (.52)
                                                                 ================= ==============

Weighted average number of shares of
    common stock outstanding                                           35,837,493     44,767,357
                                                                 ================= ==============

           The accompanying notes are an integral part of these financial statements.


                                        ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                         (Unaudited)
                                          (Amounts in Thousands, Except Share Data)

                                         Capital Stock Issued                  Notes for                     Foreign
                           -----------------------------------    Additional   Employee                      Currency
                              Series A   Series B     Common      Paid-In       Stock        Accumulated   Translation
                              Preferred  Preferred     Stock      Capital      Purchases       Deficit      Adjustment
                                Stock      Stock
                           ----------------------------------- -------------  ------------  ------------- --------------
Balance at December 31,    $       4   $         1  $       4  $    146,665   $      (67)   $  (131,286)  $       1,733
1996

Issuance of 225,352 shares
 of common stock for
 adjustment to purchase
 price of subsidiary            -            -           -              366        -              -
Adjustment for costs
 incurred in connection with
 issuance of preferred stock    -            -           -             (59)        -              -              -
Net Loss                        -            -           -           -             -            (23,090)         -
Translation Adjustment          -            -           -           -             -              -               (406)
                           ----------  ------------ ---------- -------------  ------------  ------------- --------------

Balance at March 31, 1997  $       4   $         1  $       4  $    146,972   $      (67)   $  (154,376)  $       1,327
                           ==========  ============ ========== =============  ============  ============= ==============



   The accompanying notes are an integral part of these financial statements.


                                    ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                               (Amounts in Thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                --------------------------------
                                                                       1996            1997
                                                                ----------------- --------------
Cash Flows From Operating Activities
   Net loss                                                     $        (4,628)  $    (23,090)

   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                        4,772          6,060
   Change in assets and liabilities:
      Decrease in accounts receivable                                     34,157         54,899
      (Increase) decrease in inventory                                  (11,687)         20,053
      Increase in prepaid expenses and other                               (349)        (6,794)
      Increase in deferred income taxes                                  (1,122)          (477)
      Decrease in accounts payable and
         accrued expenses                                               (21,452)       (59,921)
      Increase (decrease) in income taxes payable                        (4,294)             91
                                                                ----------------- --------------

      Net cash used in operating activities                              (4,603)        (9,179)
                                                                ----------------- --------------

Cash Flows From Investing Activities

   Purchase of property and equipment, net                               (1,525)        (2,365)
   (Increase) decrease in copyrights                                     (1,946)          1,386
   (Increase) decrease in other assets                                        27        (1,564)
   Purchase of businesses including costs,
      net of cash acquired                                                 (747)          (135)
                                                                ----------------- --------------

      Net cash used in investing activities                              (4,191)        (2,678)
                                                                ----------------- --------------

Cash Flows From Financing Activities

   Decrease in excess of outstanding
      checks over bank balance                                           (7,327)        (4,888)
   Proceeds from issuance of  stock                                          458           (59)
   Proceeds from borrowings                                               74,324         18,420
   Payments on borrowings                                               (70,246)        (2,598)
   Payments for financing costs                                            (337)           (59)
                                                                ----------------- --------------

      Net cash provided by (used in) financing activities                (3,128)         10,816
                                                                ----------------- --------------

Effect of foreign currency translation                                        62          (406)
Net decrease in cash and cash equivalents                               (11,860)        (1,447)

Cash and cash equivalents
   Beginning of period                                                    12,852          8,669
                                                                ----------------- --------------

   End of period                                                $            992  $       7,222
                                                                ================= ==============


         The accompanying notes are an integral part of these financial statements.

                 ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Interim Financial Information

     The unaudited balance sheet as of March 31, 1997 and the unaudited statements of operations, cash flows and stockholders' equity (deficit) for the three month periods ended March 31, 1996 and 1997 (interim financial information), are unaudited and have generally been prepared on the same basis as the audited financial statements. In the opinion of the Company, the interim financial information includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The results of operations for the three months' ended March 31, 1997, may not be indicative of the operating results for the full year or any interim period.

     Certain amounts have been reclassified to conform with the presentation in the current period.

Restructuring and Other Charges

     During the three months ended March 31, 1997, approximately $5.1 million was paid and charged against a liability established by the Company at December 31, 1996, for restructuring and other non-recurring charges. As of March 31,1997, approximately $12.9 million remains to be paid in future periods.

Credit Agreement Amendment

     The Company and Chase Manhattan Bank, as agent for the banks (the "Senior Lenders") who are parties to the Third Amended and Restated Credit Agreement, as subsequently amended (the "Credit Agreement"), agreed to amend the Credit Agreement to revise certain financial covenants for the period ended March 31, 1997 and provide the Company with an overadvance facility of $10 million for a period of sixty days commencing on May 7, 1997. There can be no assurance that the Company will be in compliance with the financial covenants under the Credit Agreement in future periods or satisfy the Company's obligation to raise at least $35 million in equity capital (the "Equity Condition") before July 1, 1997 under the terms of an amendment to the Credit Agreement entered into on March 27, 1997. In the event that the Company is unable to meet such obligations, the Senior Lenders would have the right to terminate the term loan and revolving credit facility and declare all outstanding loans, interest and other amounts payable under the Credit Agreement, immediately due and payable. In the event of such termination and acceleration, the Company would be unable to satisfy its obligations under the Credit Agreement without obtaining additional financing from third parties.

     In order to satisfy the Equity Condition, the cash requirements of the Consolidation Plan, enhance the Company's working capital position and provide needed capital for the expansion of the Company's proprietary content business, the Company is actively pursuing one or a combination of the following financing alternatives, including: (i) an investment, subject to certain conditions, from a group including its existing investors to acquire newly-issued securities of the Company or one of its subsidiaries; (ii) an investment proposal from a third party, subject to a due diligence investigation and other conditions, to make a significant capital commitment to the Company in connection with a general recapitalization of the Company; (iii) the sale of certain assets of the

     Company; and (iv) forebearance by certain of the Company's trade creditors with respect to certain amounts due and payable with respect to inventory purchases by the Company. Although the Company has not ruled out a rights offering of $35 million of convertible preferred stock as previously contemplated, it is not actively pursuing such an offering. There can be no assurances that the Company will be successful in obtaining the financing necessary to satisfy the Equity Condition or provide it with adequate working capital to achieve its business plan through the remainder of 1997 through one of the foregoing alternatives.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview

Alliance Entertainment Corp. ("Alliance" or the "Company") is a fully integrated independent music company which creates, markets and distributes its proprietary content rights consisting of both new artist and catalog product in several genres. It is also the largest domestic full service distributor of pre-recorded music and music related products to traditional as well as through emerging retail channels. Under Alvin N. Teller, the Company's Co-Chairman, Chief Executive Officer and President, the Company is expanding its proprietary content business as well as consolidating and focusing the operations of the Company.

The Company's Proprietary Products Group consists of three primary labels: Red Ant, Concord Jazz and Castle Communications. Each of these labels specializes in particular genres of music and releases records under a number of label imprints. Red Ant (which commenced operations in 1996 and released its first full length projects in the first quarter of 1997) specializes in new product primarily in the alternative rock and urban genres, with particular focus on the identification and development of new talent. It has succeeded in acquiring rights to certain groups also sought by labels of greater size and financial resources. Concord Jazz is a label specializing in traditional and contemporary jazz by well-known jazz artists such as Mel Torme, Rosemary Clooney, Chick Corea and Maynard Ferguson. Castle Communications is primarily a catalog and re-issue label which specializes in exploiting proprietary content rights to 1960's and 1970's British rock groups such as The Kinks, Iron Maiden, Black Sabbath, and the Small Faces. Castle Communications together with The St. Clair Entertainment Group (the Company's wholly-owned Canadian subsidiary) are also engaged in the creation of budget product utilizing both the Company's proprietary products and rights licensed from others.

The Company's distribution operation is conducted through two groups: the One Stop Group specializing in the wholesale distribution of substantially all available pre-recorded music product (i.e., pre-recorded music manufactured by the six major music companies: Sony Music, Time Warner, Polygram, MCA, EMI and BMG (the "Major Labels")), as well as music manufactured by independent labels ("Independent Labels"), and the Independent Distribution Group (specializing in the marketing, promotion and distribution of pre-recorded music manufactured by certain Independent Labels, including the Proprietary Products Group, on an exclusive and regional basis). While the Company's distribution operation services primarily store-based retail customers currently, the Company is actively seeking distribution and fulfillment opportunities with music retailers operating on-line or through the internet. The Company is the exclusive music supplier to several on-line music retail sites and also provides music database services to many cyber-retailers, including Music Boulevard.

The Company believes that its position as the largest full service distributor of music product in the United States provides certain competitive advantages to its Proprietary Products Group over other labels with respect to identifying and attracting new talent for the Proprietary Products Group and that this advantage will enhance its growth and commercial success.

Industry Conditions

After sustaining significant growth from 1990 to 1995, the domestic music industry has gone through a period of little or no growth since 1995. Estimated United States retail sales volume for pre-recorded music and music videos, as published by the Recording Industry Association of America ("RIAA") totaled approximately $12.5 billion in 1996, representing a 1.5% increase from approximately $12.3 billion in 1995. This current slow down in the growth of domestic music sales has combined with (i) an over-expansion of retail outlets selling music products, (ii) substantial discount pricing on pre-recorded music by certain traditional and alternative music retailers; and (iii) changes in music consumption demographics to adversely impact the music industry in general and the Company's customers in particular. The adverse conditions have resulted in, among other things, product returns to the Company well in excess of historical levels as well as the bankruptcy of several significant customers. While the Company believes that these adverse factors are temporary in nature, no assurances can be given as to when such conditions will be alleviated.

Consolidation Plan

In November 1996, the Company announced a comprehensive consolidation plan (the "Consolidation Plan") pursuant to which Alliance's operations are in the process of being streamlined and non-core businesses have been sold or discontinued. Pursuant to the Consolidation Plan, the Company will close five of the Company's eight domestic distribution facilities by the first quarter of 1998 (a ninth facility was closed in February 1996) and centralize all administrative functions for the Company's One Stop Group and Independent Distribution Group. Additionally, the Consolidation Plan calls for the administrative functions of the Company's three domestic proprietary labels (Red Ant, Castle US and Concord
Jazz) to be consolidated under Red Ant. The Consolidation Plan is expected to be completed by March 1998 and includes the elimination of approximately 851 employee positions comprised principally of warehouse, sales, management and administrative employees.

When fully implemented, the Company believes that the Consolidation Plan will result in annual savings to Alliance of approximately $25 million. As of December 31, 1996, the Company recorded charges for costs and expenses to be incurred pursuant to the Consolidation Plan of $33.6 million, $12.9 million of which will be required to be expended after March 31, 1997.

Results of Operations

         The following discussion and analysis should be read in conjunction with the unaudited financial statements of the Company and the notes thereto included elsewhere in this report.

         The following table sets forth, for the three months ended March 31, certain operating data as a percentage of net sales.

                                                                  Three Months Ended
                                                                      March 31,
                                                               1996              1997

Net Sales                                                       100.0%           100.0%

Gross Profit                                                     18.6             16.8

Selling, General & Administrative Expenses                    17.5(1)             25.0

Restructuring and Asset Impairment Charges                        .2               ---

Amortization of Intangible Assets                                1.6               3.1

Other income (expense) primarily
interest expense                                               (4.8)             (7.7)

Benefit for income tax                                         (2.9)              (.7)

Net Loss                                                       (2.6)            (18.3)

(1) Selling, general & administrative expenses for the three months ended March 31, 1996 include certain non-recurring charges of approximately $2.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Three Months Ended March 31, 1997 vs. Three Months Ended March 31, 1996."

         The following table sets forth, for the three months ended March 31, 1997, certain operating data by business segment, excluding corporate related expenses and assets.

                                                                     Three Months Ended
                                                                        March 31, 1997
                                                                       (in thousands)

                                                                                      Proprietary
                                                                 Distribution           Products
Net Sales                                                        $    114,423          $    11,436

Depreciation & Amortization                                               672                1,973

Operating Loss                                                        (3,488)              (5,220)

Capital Expenditures                                                      937                   84

Identifiable Assets                                                   272,532              124,969

Three Months Ended March 31, 1997 vs. Three Months Ended March 31, 1996

         Net sales decreased from $176.2 million for the three months ended March 31, 1996 to $126.3 million for the three months ended March 31, 1997, or 28.3%. Net sales attributable to the Company's distribution segment for the three months ended March 31, 1997 were approximately $114.4 million compared to $157.1 million for the three months ended March 31, 1996. During the three months ended March 31, 1997, sales in the Company's distribution segment were negatively impacted by: (i) decreased export sales; (ii) an increase in the number of unfilled orders due to inventory shortages resulting from a reduction in vendor credit with certain suppliers; (iii) the divestiture of the Company's Brazilian operations; and (iv) limited budgets allocated to the purchase of deep catalog product by certain of the Company's customers. Net sales attributable to the Company's proprietary product segment for the three months ended March 31, 1997 were approximately $11.4 million, compared to approximately $19.0 million for the three months ended March 31, 1996. Net sales in this segment were lower than the comparable period in 1996 due in part to: (i) the elimination of sales from the Company's video business that was discontinued in the fourth quarter of 1996; and (ii) a reduced number of product releases during the quarter due to the timing of release schedules. The Company's business is seasonal with the smallest percentage of sales typically occurring in the first quarter and the largest percentage of annual sales typically occurring in the fourth quarter.

      The Company's gross margin decreased to 16.8% for the three months ended March 31, 1997 from 18.6% for the three months ended March 31, 1996. For the three months ended March 31, 1997, the gross margin of the distribution segment was 13.1%, compared to 15.9% for the three months ended March 31, 1996. The reduction in gross margin for the distribution segment was primarily related to:
(i) increased proportion of sales of the One Stop Group attributable to new release product as opposed to higher margin, deep catalog product; (ii) the Company's inability to take advantage of discount buying and advertising programs offered by vendors due to working capital constraints; and (iii) the impact of the disposition of the Brazilian operations. For the three months ended March 31, 1997, the gross margin of the proprietary products segment was 50.1% compared to 40.8% for the three months ended March 31, 1996. The increase in the Company's gross margin for the proprietary product segment resulted from a higher level of licensing revenue for the quarter, which typically carries a higher gross margin, versus the sale of finished goods.

      Selling, general and administrative expenses increased from $30.7 million, or 17.5% of net sales, for the three months ended March 31, 1996 (including non-recurring charges during the period of approximately $2.5 million relating to the termination of the Company's proposed merger with Metromedia International Group, Inc.) to $31.5 million, or 25.0% of net sales, for the three months ended March 31, 1997. The Company's selling, general and administrative expenses increased on an overall basis in the period primarily due to the inclusion of the operations of Red Ant for a full three months. This increase was partially offset by: (i) the divestiture of the Company's Brazilian operations; and (ii) the non-recurring charge of $2.5 million included in selling, general and administrative expenses in 1996.

      Net loss for the three months ended March 31, 1996 was $4.6 million compared to a net loss in the three months ended March 31, 1997 of $23.1 million which primarily resulted from: (i) the results of operations discussed above;
(ii) increased depreciation and amortization of intangible assets associated with acquisitions ($4.8 million for the three months ended March 31, 1996 compared to $5.8 million for the three months ended March 31, 1997); and (iii) reduced tax benefits recorded in the first quarter of 1997 due to a net operating loss carryforward at December 31, 1996.

Liquidity and Capital Resources

Cash Used in Operations

Cash used in operations for the three months ended March 31, 1997 was $9.2 million compared to $4.6 million for the three months ended March 31, 1996. Accounts receivable for the period decreased by $54.9 million or 32%, primarily as a result of the Company's decrease in net sales during the three months ended March 31, 1997, and the collection of receivables with respect to seasonal dating programs offered by the Company during the fourth quarter of 1996. Inventory for the period decreased $20.1 million or 12% as a result of: (i) the Company's decrease in net sales during the three months ended March 31, 1997; and (ii) an on-going inventory reduction initiative implemented as part of the Consolidation Plan. Accounts payable and accrued expenses decreased by $64.7 million or 24%, primarily as a result of: (i) the Company's decrease in net sales during the three months ended March 31, 1997; (ii) payments to vendors with respect to seasonal dating programs offered to the Company in the fourth quarter of 1996; and (iii) the payment of charges accrued in 1996 related to the Consolidation Plan.

Cash Used in Investing Activities

The Company's capital expenditures for the three months ended March 31, 1997 were $2.4 million compared to $1.5 million for the three months ended March 31, 1996. The capital spending during the three months ended March 31, 1997 was primarily focused on the modernization of the Company's Coral Springs, Florida facility and the acquisition of computer hardware to enable the execution of the Consolidation Plan.

During the three months ended March 31, 1997, the Company expended $1.5 million to enter into a joint venture agreement with Delicious Vinyl Records Inc., in order to expand the Company's proprietary music rights. The Company's investments in copyrights decreased at March 31, 1997 by $1.4 million primarily due to a foreign currency translation adjustment by its UK subsidiary. The Company anticipates continued expenditures related to the acquisition of proprietary music rights as opportunities are presented that are consistent with the Company's long term objectives.

Consolidation Plan

When fully implemented, the Company believes that the Consolidation Plan will result in annual savings to Alliance of approximately $25 million. As of December 31, 1996, the Company recorded charges for costs and expenses to be incurred pursuant to the Consolidation Plan of $33.6 million, $12.9 million of which will be required to be expended after March 31, 1997.

Cash Provided from Financing Activities

The Company and Chase Manhattan Bank, as agent for the banks (the "Senior Lenders") who are parties to the Third Amended and Restated Credit Agreement, as subsequently amended (the "Credit Agreement"), agreed to amend the Credit Agreement to revise certain financial covenants for the period ended March 31, 1997 and provide the Company with an overadvance facility of $10 million for a period of sixty days commencing on May 7, 1997. There can be no assurance that the Company will be in compliance with the financial covenants under the Credit Agreement in future periods or satisfy the Company's obligation to raise at least $35 million in equity capital (the "Equity Condition") before July 1, 1997 under the terms of an amendment to the Credit Agreement entered into on March 27, 1997. In the event that the Company is unable to meet such obligations, the Senior Lenders would have the right to terminate the term loan and revolving credit facility and declare all outstanding loans, interest and other amounts payable under the Credit Agreement, immediately due and payable. In the event of such termination and acceleration, the Company would be unable to satisfy its obligations under the Credit Agreement without obtaining additional financing from third parties.

In order to satisfy the Equity Condition, the cash requirements of the Consolidation Plan, enhance the Company's working capital position and provide needed capital for the expansion of the Company's proprietary content business, the Company is actively pursuing one or a combination of the following financing alternatives, including: (i) an investment, subject to certain conditions, from a group including its existing investors to acquire newly-issued securities of the Company or one of its subsidiaries; (ii) an investment proposal from a third party, subject to a due diligence investigation and other conditions, to make a significant capital commitment to the Company in connection with a general recapitalization of the Company; (iii) the sale of certain assets of the Company; and (iv) forebearance by certain of the Company's trade creditors with respect to certain amounts due and payable with respect to inventory purchases by the Company. Although the Company has not ruled out a rights offering of $35 million of convertible preferred stock as previously contemplated, it is not actively pursuing such an offering . There can be no assurances that the Company will be successful in obtaining the financing necessary to satisfy the Equity Condition or provide it with adequate working capital to achieve its business plan through the remainder of 1997 through one of the foregoing alternatives.

Forward-Looking Statements

     Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These
forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "expects," "anticipates," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by forward-looking statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the factors that could cause actual results to differ materially are the following: availability of new release product, pricing strategies of competitors, public demand for various styles of recorded music, product returns from customers and overall economic conditions.

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

PART II - OTHER INFORMATION

Item 2. CHANGE IN SECURITIES

      The Company entered into a merger agreement dated as of September 5, 1995, (the "Merger Agreement"), to acquire One Way Records, Inc., and an affiliated Independent Label (together, "One Way"), for a total consideration of $16,500,000 in cash, notes and 147,309 shares of Alliance common stock. The Merger Agreement provided for the payment of additional consideration to the One Way selling shareholders based on the operating profit of One Way for fiscal year 1995, as defined. The additional consideration was paid in March 1997 through the issuance of 225,352 shares of Alliance common stock to the selling shareholders which issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits


2.1 Merger Agreement dated December 20, 1995 by and among Metromedia International Group, Inc., Alliance Merger Corp. and the Registrant. (Incorporated by reference from Exhibit 1 filed in the Registrant's Form 8-K dated December 21, 1995 (File No. 0-20182).)

2.2 Termination and Release Agreement dated April 29, 1996.(Incorporated by reference from Exhibit 1 filed in the Registrant's Form 8-K dated April 29, 1996 (File No. 1-13054).)

3.1  Certificate of Incorporation,  as amended.  (Incorporated by reference from
     Exhibit 3.1 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1995 (Registration No. 33-95386).)

3.2 Revised and Restated By-Laws. (Incorporated by reference from Exhibit 3.2 filed in the Registrant's Form 10-Q for the period ended September 30, 1996, (File No. 1-13054).)

3.3 Certificate of Designations.(Incorporated by reference from Exhibit 3.3 filed in the Registrants Form 10-Q for the period ended September 30,1996. (File No. 1-13054).)

3.4  Certificate of Designations.*

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

4.3 Indenture dated July 25,1995 among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. (Incorporated by reference from Exhibit 4.1 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No. 33-95386).)

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

4.11 Preferred Stock Purchase Agreement dated July 16,1996, between the Company, BT Capital Partners, Inc. and BCI Growth IV, L.P. (Incorporated by reference from Exhibit 4.11 filed in the Registrant's Form 8-K dated july 16, 1996. (File No. 1-13054).)

4.12 Voting Agreement dated as of August 15, 1996, among Joseph Bianco, John Friedman, Peter Kaufmann, Elliot Newman, Robert Marx, Alvin Teller, Bain Capital, Inc., BT Capital Partners Inc., U.S. Equity Partners, L.P., U.S. Equity Partners (Offshore) L.P. and Wasserstein & Co., Inc. (Incorporated by reference from Exhibit 1 (E) filed in the Registrant's Form 8-K dated August 15, 1996 (File No. 1-13054).)

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

10.3 1993 Stock Option Plan.(Incorporated by reference from Exhibit 10.3 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

10.4 1993 Stock Option  Incentive  Plan.(Incorporated  by reference from Exhibit
     10.4 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

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

10.7 Employment Agreement dated as of November 1, 1995, between the Company and Timothy J. Dahltorp.(Incorporated by reference from Exhibit 10.7 filed with the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 1-13054).)

10.8 Amended and Restated Employment Agreement dated as of August 15, 1996 between the Company and Elliot B. Newman. (Incorporated by reference from Exhibit 10.8 filed in the Registrant's Form 10-Q for the period ended September 30, 1996 (File No. 1-13054).)

10.9 Employment Agreement dated as of September 5, 1995 between the Company and David H. Schlang. (Incorporated by reference from Exhibit 10.9 filed with the Registrant's Form 10-K for the year ended December 31, 1996 . (File No 1-13054).)

10.10Lease dated March 25, 1993 between  Howard L. Bellowe and E. James Judd (as
     Landlord) and Encore Distributors, Inc., relating to the premises located at 2345 Delgany Street, Denver, Colorado. (Incorporated by reference from
     Exhibit 10.11 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

10.12Stock Sale Agreement dated December 11, 1992 between R. Tobias Knobel and the Registrant. (Incorporated by reference from Exhibit 10.20 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

10.13Merger   Agreement  dated  August  11,  1993  among  the   Registrant,   CD
     Acquisition Corp., Titus Oaks Records, Inc., Alan Meltzer and Diana Meltzer. (Incorporated by reference from Exhibit 10.21 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993 (File No. 33-68816).)

10.14Engagement  Letter dated October 29, 1992 between the Registrant and Tucker
     Anthony Incorporated. (Incorporated by reference from Exhibit 10.22 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

10.15Amendment of Stock Sale  Agreement  and  Employment  Agreement  dated as of
     September 30, 1993 between R. Tobias Knobel and the Registrant. (Incorporated by reference from Exhibit 10.23 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

10.16Form of Employment Agreement dated as of March 14, 1994 between the Registrant and Eric S. Weisman. (Incorporated by reference from Exhibit
     10.28 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

10.17Form of 1994 Long-Term Incentive and Share Award Plan. (Incorporated by reference from Exhibit 10.29 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

10.18Form of Amendment  to the 1994  Long-Term  Incentive  and Share Award Plan.
     (Incorporated by reference from Exhibit 10.18 filed in the Registrant's Form 10-K for the year ended December 31, 1995 (File No 1-13054).)

10.19Engagement  Letter  dated  September  9, 1993  between the  Registrant  and
     PaineWebber Incorporated. (Incorporated by reference from Exhibit 10.30 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

10.20Engagement  Letter  dated May 27,  1993  between the  Registrant  and Bear,
     Stearns & Co. Inc. (Incorporated by reference from Exhibit 10.31 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

10.21Asset Purchase Agreement dated December 16, 1993 between the Registrant and Nova Distributing Corp. (Incorporated by reference from Exhibit 10.32 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

10.22Merger Agreement dated as of February 4, 1994 between the Registrant and Airlie, Inc. (Incorporated by reference from Exhibit 10.35 filed in the Registrant's Form 8-K dated February 4, 1994 (File No. 1-13054).)

10.23Extention Agreement to Employment Agreement dated July 31,1996, between the Company and Eric Weisman. (Incorporated by reference from Exhibit 10.23 filed with the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 1-13054).)

10.25Offer  Document  dated July 28, 1994 from AEC Holdings  (UK) Limited to the
     Shareholders of Castle and press release issued in the United Kingdom in connection therewith. (Incorporated by reference from Exhibit 10.41 filed in the Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (File No. 1-13054).)

10.26Lease between the  Registrant  and The  Northwestern  Mutual Life Insurance
     Company dated January 12, 1995, relating to the premises located at 15050 Shoemaker Avenue, Santa Fe Springs, California. (Incorporated by reference from Exhibit 10.45 filed in the Registrant's Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-13054).)

10.27Third Amended and Restated  Credit  Agreement and Guaranty dated as of July
     25,  1995  among  the  Company,  the  Guarantors,  the  Banks and The Chase
     Manhattan  Bank,  N.A., as Agent.  (Incorporated  by reference from Exhibit
     10.50 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995 (Registration No. 33-95386).)

10.28Merger  Agreement  dated  as of  September  1,  1995  relating  to One  Way
     Records, Inc. (Incorporated by reference from Exhibit 10.51 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1995 (Registration No. 33-95386).)

10.29Merger  Agreement  dated as of September 1, 1995 relating to Deja Vu Music,
     Inc. (Incorporated by reference from Exhibit 10.52 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1995 (Registration No. 33-95386).)

10.30Management  Consulting  Agreement dated as of May 10, 1995,  among Alliance
     Entertainment  and Bain  Capital,  Inc.  (Incorporated  by  reference  from
     Exhibit 10.51 filed in the Registrant's Form 10-Q for the period ended June 30, 1995 (File No. 1-13054).)

10.31Merger  Agreement by and between the Company,  INDI  Acquisition  Corp. and
     INDI Holdings Inc.,  dated July 17, 1995.  (Incorporated  by reference from
     Exhibit 2.3 filed in the Registrant's Form 10-Q for the period ended June 30, 1995 (File No. 1-13054).)

10.33Quota  Purchase   Agreement  dated  October  11,  1995,   relating  to  the
     acquisition of Distribuidora de Discos E Fitas Canta Brasil Ltda. (Incorporated by reference from Exhibit 10.33 filed in the Registrant's Form 10-Q for the period ended March 31, 1996. (File No. 1-13054).)

10.34Distribution  Agreement  dated  June 21,  1996,  between  the  Company  and
     EMI-Capitol Music Group. (Incorporated by reference from Exhibit 2 filed with the Registrant's Form 8-K dated June 21, 1996. (File No. 1-13054).)

10.35Letter of Intent  dated  July 1,  1996,  between  the  Company  and  Matrix
     Software, Inc. (Incorporated by reference from Exhibit 10.35 filed with the Registrant's Form 10-Q for the period ended June 30, 1996 (File No. 1-13054).)

10.36First  Amendment  to  Third  Amended  and  Restated  Credit  Agreement  and
     Guaranty  dated as of September 30, 1995,  among the Company,  AEC Holdings
     (UK) Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent. (Incorporated by reference from Exhibit 10.36 filed with the Registrant's Form 10-Q for the period ended June 30, 1996 (File No. 1-13054).)

10.37Second  Amendment  to Third  Amended  and  Restated  Credit  Agreement  and
     Guaranty  dated as of December  31, 1995,  among the company,  AEC Holdings
     (UK) Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent. (Incorporated by reference from Exhibit 10.37 filed with the Registrant's Form 10-Q for the period ended June 30, 1996 (File No. 1-13054).)

10.38Third  Amendment  to  Third  Amended  and  Restated  Credit  Agreement  and
     Guaranty  dated as of June 30, 1996,  among the Company,  AEC Holdings (UK)
     Limited, Castle Communication Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent. (Incorporated by reference from
     Exhibit 10.38 filed with the Registrant's Form 10-Q for the period ended June 30, 1996 (File No. 1-13054).)

10.39Stock Acquisition and Merger Agreement dated as of August 15, 1996, by and among the Company, Alvin N. Teller, Wasserstein & Co. Inc., U.S. Equity Partners L.P. and others. (Incorporated by reference from Exhibit 1 filed with the Registrant's Form 8-K dated August 15, 1996 (File No. 1-13054).)

10.40The 1994 Long Term Incentive and Share Award Plan. (Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on June 10, 1994. (File No. 33-80134).)

10.41Amendment  No. 1 to the 1994 Long Term  Incentive  and  Share  Award  Plan.
     (Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on September 5, 1995. (File No. 33-96592).)

10.42Employment  Agreement  dated  as  of  August  15,  1996,  between  Alliance
     Entertainment  Corp. and Alvin N. Teller.  (Incorporated  by reference from
     Exhibit 10.42 filed with the Registrant's Form 10-Q for the period ended September 30, 1996. (File No. 1-13054).)

10.43Stock Option Agreement  between Alliance  Entertainment  Corp. and Alvin N.
     Teller dated August 15, 1996. (Incorporated by reference from Exhibit 10.43 filed with the Registrant's Form 10-Q for the period ended September 30, 1996. (File No. 1-13054).)

10.44Engagement  Letter  Agreement among the Company and  Wasserstein  Perella &
     Co., Inc. dated as of August 15, 1996. (Incorporated by reference from Exhibit 10.44 filed with the Registrant's Form 10-Q for the period ended September 30, 1996. (File No. 1-13054).)

10.45Right of First Refusal Agreement dated as of August 15,1996, by and among Alvin N. Teller, Joe Bianco and Anil Narang. (Incorporated by reference from Exhibit 10.45 filed with the Registrant's Form 10-Q for the period ended September 30, 1996. (File No. 1-13054).)

10.46Fourth  Amendment  to Third  Amended  and  Restated  Credit  Agreement  and
     Guaranty among the Company, AEC Holdings (UK) Limited, Castle Communications Limited, The Guarantors, the Banks, and The Chase Manhattan Bank, N.A., as Agent. (Incorporated by reference from Exhibit 10.46 filed with the Registrant's Form 10-Q for the period ended September 30, 1996. (File No. 1-13054).)

10.47Purchase Agreement among Wasserstein & Co. Inc., Cypress Ventures, Inc., and BT Capital Partners, Inc. dated December 20, 1996, including exhibits thereto. Incorporated by reference from Exhibit 10.47 filed with the Registrant's Form 8-K dated December 20, 1996. (File No. 1-13054).)


10.48Settlement  Agreement dated as of March 10, 1997, among the Company,  David
     H. Schlang, Jack Rosenbloom and Peter Hyman.*

11.1 Statement Re: Computation of Earnings (Loss) per Share. (Incorporated by reference from Exhibit 11.1 filed with the Registrant's Form 10-K for the year ended December 31, 1996. (File No. 1-13054).)

27.1 Financial Data Schedule.*

                  (b)      Reports on Form 8-K

None

*Filed herewith

                             SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ALLIANCE ENTERTAINMENT CORP.




Date: May 15, 1997                          By:     /s/ Timothy Dahltorp
                                                -----------------------------

                                                     Timothy Dahltorp
                                                     Executive Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer