Form 10-Q
period 1997-06-30
ALLIANCE ENTERTAINMENT CORP
filed 1997-08-15
CIK 885066

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     or

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

------------------------------------ TO   --------------------------------------


                         Commission File Number 1-13054

                           ALLIANCE ENTERTAINMENT CORP.
              (Exact name of registrant as specified in its charter)


     Delaware                                             13-3645913
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  110 East 59th Street, New York, New York                  10022
(Address of principal executive offices)                  (Zip Code)


                                (212) 935-6662
              ( Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by Court. Yes X No _____

     As of July 31, 1997, the number of shares outstanding of the Company's common stock was 44,990,205

     "THIS DOCUMENT IS A COPY OF THE FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 FILED ON AUGUST 15, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION."

ALLIANCE ENTERTAINMENT CORP.


PART I--FINANCIAL INFORMATION
                                    Page No.

Item 1.  Financial Statements

                  Consolidated Balance Sheets                                3

                  Consolidated Statements of Operations                      4

                  Consolidated Statement of Stockholder's  Equity (Deficit)  5

                  Consolidated Statements of Cash Flows                      6

                  Notes to Consolidated Financial Statements                 7


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Item 3.  Defaults Upon Senior Securities

Item 6.  Exhibits and Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
                               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                 (Amounts in Thousands, Except Share Data)

                                                                       December 31,       June 30,
                                                                           1996             1997
                                                                    ----------------- ---------------
                            ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                      $          8,669  $        5,537
     Accounts receivable, less allowance for
     doubtful
        accounts                                                             173,619         111,521
     Inventory                                                               164,380         122,926
     Advances and other prepaid expenses                                      22,739          26,165
     Refundable income taxes                                                  11,260             789
     Deferred income taxes                                                     5,798           1,640
                                                                    ----------------- ---------------
            Total current assets                                             386,465         268,578
                                                                    ----------------- ---------------
INVESTMENTS, at cost                                                           1,100           1,510
PROPERTY AND EQUIPMENT                                                        33,793          35,371
COPYRIGHTS, less accumulated amortization                                     62,917          59,605
COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED,
     less accumulated amortization                                            93,727          84,593
COVENANTS NOT TO COMPETE, less accumulated
     amortization                                                              8,366           7,256
DEFERRED INCOME TAXES                                                          9,798           9,666
OTHER ASSETS, less accumulated amortization                                   16,916          21,096
                                                                      ---------------    ------------
TOTAL ASSETS                                                        $        613,082  $      487,675
                                                                    =================    ============
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Notes payable                                                  $         72,671  $       88,164
     Current maturities of long-term debt                                      8,305           8,777
     Current obligations under capital leases                                    582             482
     Accounts payable and accrued expenses                                   267,187         206,049
     Income taxes payable                                                        826             105
                                                                    ----------------- ---------------
            Total current liabilities                                        349,571         303,577
                                                                    ----------------- ---------------
LONG-TERM DEBT                                                               236,215         234,189
OBLIGATIONS UNDER CAPITAL LEASES                                               1,133           1,099
DEFERRED INCOME TAXES                                                          9,109           8,633
MINORITY INTEREST                                                           -                    701
COMMITMENTS
STOCKHOLDERS' EQUITY (DEFICIT)
     Series A convertible preferred stock, $.01
     par value,
        886,240 shares authorized, shares issued
        and
        outstanding 422,500 ( $45,485 liquidation preference)                      4               4
     Series B convertible preferred stock, $.01
     par value,
        300,000 shares authorized, shares issued
        and
        outstanding  57,500 ( $5,933 liquidation                                   1               1
        preference)
     Common stock, $.0001 par  value, 100,000,000
        shares authorized, shares issued and
        outstanding
        1996 44,764,853; 1997 44,990,205                                           4               4
     Additional paid-in capital                                              146,665         146,965
     Employee notes for stock purchases                                         (67)            (67)
     Accumulated deficit                                                   (131,286)       (208,802)
     Foreign currency translation adjustment                                   1,733           1,371
                                                                    ----------------- ---------------
            Total stockholders' equity (deficit)                              17,054        (60,524)
                                                                    ----------------- ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $        613,082  $      487,675
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

                                ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                                  (Amounts in Thousands, Except Share Data)

                                                          Three Months                   Six Months
                                                             Ended                         Ended
                                                           June 30,                       June 30,
                                                  ----------------------------  -----------------------------
                                                      1996           1997            1996           1997
                                                  ------------ ---------------  ------------- ---------------

Net sales                                         $   163,168  $      108,973   $    339,356  $      235,295

Cost of sales                                         142,072          94,594        285,466         199,763
                                                  ------------ ---------------  ------------- ---------------

            Gross profit                               21,096          14,379         53,890          35,532

Selling, general and administrative expenses           35,388          33,780         66,129          65,316
Restructuring and asset impairment charges                922          18,336          1,350          18,336
Amortization of intangible assets                       2,906           3,950          5,754           7,868
                                                  ------------ ---------------  ------------- ---------------

                                                       39,216          56,066         73,233          91,520
                                                  ------------ ---------------  ------------- ---------------

                                                     (18,120)        (41,687)       (19,343)        (55,988)
                                                  ------------ ---------------  ------------- ---------------

Other income (expense)
     Amortization of deferred financing costs           (467)           (659)          (936)         (1,174)
     Other income (expense) - net                       (977)           (815)          (773)         (1,966)
     Interest expense                                 (8,585)         (7,180)       (16,841)        (15,193)
                                                  ------------ ---------------  ------------- ---------------
                                                     (10,029)         (8,654)       (18,550)        (18,333)
                                                  ------------ ---------------  ------------- ---------------

        Loss before income taxes                     (28,149)        (50,341)       (37,893)        (74,321)

Provision (benefit) for income taxes                  (6,252)          4,085        (11,368)          3,195
                                                  ------------ ---------------  ------------- ---------------

        Net loss                                  $  (21,897)  $     (54,426)   $   (26,525)  $     (77,516)
                                                  ============ ===============  ============= ===============

Loss per common share                             $     (.59)  $       (1.21)   $      (.72)  $       (1.73)
                                                  ============ ===============  ============= ===============

Weighted average number of shares of
     common stock outstanding                     36,996,375      44,990,205     36,797,213      44,879,397
                                                  ============ ===============  ============= ===============

            The accompanying notes are an integral part of these financial statements.

                             ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                     (Unaudited)
                                       (Amounts in Thousands, Except Share Data)


                                         Capital Stock Issued                      Employee                   Foreign
                                 ------------------------------------  Additional  Notes for                  Currency
                                    Series A    Series B     Common     Paid-In      Stock      Accumulated  Translation
                                     Preferred  Preferred     Stock     Capital    Purchases     Deficit     Adjustment
                                       Stock     Stock
                                 ------------------------  ---------- ---------- ------------ ------------  ------------

Balance at December 31, 1996     $         4  $        1   $       4  $ 146,665  $      (67)  $ (131,286)   $     1,733

   Issuance of 225,352 shares
   of common stock for
      adjustment to purchase           -           -               -        366        -            -            -
      price of subsidiary
   Adjustment for costs
   incurred in connection with
      issuance of preferred            -           -            -          (66)        -            -            -
      stock
   Net loss                            -           -            -          -           -         (77,516)        -
   Translation adjustment              -           -            -          -           -            -             (362)
                                 ------------ -----------  ---------- ---------- ------------ ------------  ------------

Balance at June 30, 1997          $        4  $        1   $       4  $ 146,965  $      (67)  $ (208,802)   $     1,371
                                 ============ ===========  ========== ========== ============ ============  ============



       The accompanying notes are an integral part of these financial statements.

                               ALLIANCE ENTERTAINMENT CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                          (Amounts In Thousands)
                                                                            Six Months Ended
                                                                                 June 30,
                                                                    ---------------------------------
                                                                           1996             1997
                                                                    ----------------- ---------------
Cash Flows From Operating Activities
     Net loss                                                       $       (26,525)  $     (77,516)

     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                          9,671          12,209
        Restructuring and asset impairment charges                             1,982          18,336
        Other non cash charges                                                10,097          -
     Change in assets and liabilities:
        Decrease in accounts receivable                                       37,211          62,016
        Decrease in inventory                                                 17,376          41,453
        Increase in prepaid expenses and other                               (4,050)         (4,565)
        Increase in deferred income taxes                                    (3,927)           3,813
        Decrease in accounts payable and
            accrued expenses                                                (40,223)        (62,349)
        (Increase) decrease in income taxes                                  (8,477)           9,750
        receivables
                                                                    ----------------- ---------------

        Net cash provided by (used in) operating                             (6,865)           3,147
        activities
                                                                    ----------------- ---------------

Cash Flows From Investing Activities

     Purchase of property and equipment, net                                 (3,097)         (4,246)
     (Increase) decrease in copyrights                                       (4,052)           1,095
     Increase in other assets                                                  (417)         (5,533)
     Purchase of businesses including costs,
        net of cash acquired                                                     225           (262)
                                                                    ----------------- ---------------

        Net cash used in investing activities                                (7,341)         (8,946)
                                                                    ----------------- ---------------

Cash Flows From Financing Activities

     Decrease in excess of outstanding
        checks over bank balance                                                 824         (8,545)
     Proceeds from issuance of  stock                                          2,901            (66)
     Proceeds from borrowings                                                145,740         123,520
     Payments on borrowings                                                (142,195)       (110,662)
     Payments for financing costs                                               (29)         (1,218)
                                                                    ----------------- ---------------

        Net cash provided by financing activities                              7,241           3,029
                                                                    ----------------- ---------------

Effect of foreign currency translation                                            52           (362)
Net decrease in cash and cash equivalents                                    (6,913)         (3,132)

Cash and cash equivalents
     Beginning of period                                                      12,852           8,669
                                                                    ----------------- ---------------

     End of period                                                  $          5,939  $        5,537
                                                                    ================= ===============

            The accompanying notes are an integral part of these financial statements.

ALLIANCE ENTERTAINMENT CORP.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Interim Financial Information

     The unaudited balance sheet as of June 30, 1997 and the unaudited statements of operations, cash flows and stockholders' equity (deficit) for the three month and six month periods ended June 30, 1996 and 1997 (interim financial information), have generally been prepared on the same basis as the audited financial statements. In the opinion of the Company, the interim financial information includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial information. The results of operations for the three months and six months' ended June 30, 1997, may not be indicative of the operating results for the full year or any future interim period.

     Certain amounts have been reclassified to conform with the presentation in the current period.

Restructuring and Other Charges

     During the six months' ended June 30, 1997, approximately $8.0 million was paid and charged against a liability established by the Company at December 31, 1996 for restructuring and other non-recurring charges. As of June 30, 1997, approximately $12.0 million remains to be paid in future periods.

Reorganization under Chapter 11; Pre-Petition Credit Agreement

     On June 30, 1997, Alliance Entertainment Corp. ("Alliance" or the "Company") failed to make the full amortization payment of $1.5 million on its senior secured credit facility (the "Pre-petition Credit Agreement") and additionally failed to satisfy a financial covenant requiring the Company raise $35 million of equity prior to July 1, 1997 and as a result was in default under the provisions of its Pre-petition Credit Agreement. Under the terms of its Pre-petition Credit Agreement, and as a result of the existing defaults, the Company's banks had the right to accelerate the maturity of approximately $187 million of outstanding indebtedness.

     Additionally, as a result of the defaults under the Pre-petition Credit Agreement, the Company was blocked from making a July 15, 1997 interest payment due and payable on the Company's $125 million of 11.25% Senior Subordinated Notes due 2005.

     On July 14, 1997, as a result of the defaults under the Pre-petition Credit Agreement, the pending payment default on the Company's Senior Subordinated Notes and an overall inability to operate the Company's business under the existing liquidity restraints, the Company and fourteen of its wholly-owned subsidiaries filed voluntarily under Chapter 11 of the Bankruptcy Code in order to facilitate the reorganization of the Company's core businesses and the restructuring of the Company's long-term debt, revolving credit and trade obligations. The Company continues to operate with its existing directors and officers as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders. Excluded from the filing were certain businesses in the Company's
Proprietary Products Group, including: Castle Communications plc (and its related affiliates); The St. Clair Entertainment Group, Inc.; and Red Ant Entertainment LLC ("Red Ant")(and its related affiliates). The filing was made in the U.S. District Court for the Southern District of New York in Manhattan.

     The filing of the petition under Chapter 11 of the Bankruptcy Code resulted in the occurrence of an Event of Default under the Company's: (i) Indenture relating to its 11.25% Senior Subordinated Notes due 2005; (ii) Credit
Agreement; (iii) 6% Exchangeable Notes; and (iv) Mortgage Bond for its distribution facility in Coral Springs, Florida.

     Pursuant to the provisions of the Bankruptcy Code, all of the Company's liabilities, as of July 14, 1997, were automatically stayed upon the Company's filing of its petition for reorganization. In addition, absent approval from the Bankruptcy Court, the Company is prohibited from paying any pre-petition obligations. In hearings held on July 14 and 16, 1997, the Bankruptcy Court approved the Company's request for payment of certain pre-petition wages and benefits, use of the Company's cash management system and retention of legal and financial professionals.

     Alliance intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's core business and restructure the Company's long-term debt, revolving credit and trade obligations. Under provisions of the Bankruptcy Code, the Company has the exclusive right to file a plan at any time during the 120 day period following July 14, 1997, which time period may be extended by the Bankruptcy Court at the Company's request.

     In the event that a plan of reorganization is approved by the Bankruptcy Court, continuation of the business after reorganization will be dependent upon the success of future operations and the Company's ability to meet its obligations as they become due. In the event that such a plan of reorganization is not approved by the Bankruptcy Court and a Restructuring Plan is not consummated, the ability of the Company to continue as a going concern depends on the success of future operations and the ability of the Company to generate sufficient cash from operations and financing sources to meet its obligations as they become due and to finance its operations. The accompanying financial statements have been prepared on a going concern basis, which, except as disclosed, contemplates continuity of operations, realization of assets and discharge of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, the Company may have to sell or otherwise dispose of assets and discharge or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to all adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of the proceeding. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations and the ability to generate sufficient cash from operations and financing sources to meet obligations.

     In addition, valuation methods used in Chapter 11 reorganization cases vary depending on the purpose for which they are prepared and used and are rarely based on generally accepted accounting principles, the basis on which the accompanying financial statements are prepared. Accordingly, the values set forth in the accompanying financial statements are not likely to be indicative of the values presented to or used by the Bankruptcy Court. As a result, valuations of the Company based on the accompanying financial statements may be significantly higher than valuations used by the Company in determining the amounts to be received, if any, by each class of creditors under a plan of reorganization.

DIP Financing

     In connection with the Company's Chapter 11 filing, on July 16, 1997, the Company entered into a Revolving Credit and Guaranty Agreement (the "DIP Financing Agreement") with Chase Manhattan Bank providing for a maximum of $50 million of debtor-in-possession ("DIP") financing subject to approval by the Bankruptcy Court. The DIP Financing Agreement is intended to address the Company's immediate working capital needs and to support the Company's operations during its Chapter 11 proceedings. On July 16, 1997, the Honorable Burton R. Lifland approved on an interim basis use of $20 million of the $50 million DIP financing. The Company's use of the remaining $30 million of the DIP financing was approved by the Court at a hearing held on August 13, 1997.

     The DIP Financing Agreement provides for borrowings under a revolving credit and a letter of credit facility. Loans under the revolving credit facility bear interest at either the Alternate Base Rate (as defined in the DIP Financing Agreement) plus 1.5% or at the Adjusted LIBOR Rate (as defined in the DIP Financing Agreement) plus 2.75%. Loans under the letter of credit facility bear interest at the Alternate Base Rate plus 1.5%. The terms of the DIP Financing Agreement contain certain restrictive covenants including: limitations on the incurrence of additional guarantees, liens and indebtedness; limitations on the sale of assets and the making of capital expenditures. The DIP Financing Agreement also requires that the Company meet certain minimum earnings before taxes and other expenses (as defined) through the end of 1998.

     Under the DIP Financing Agreement, Chase Manhattan Bank has been given a perfected first priority lien on all property and assets of the Company and its subsidiaries. The banks who are parties to the Pre-Petition Credit Agreement, as well as other secured creditors of the Company, have been granted replacement liens on the Company's assets (junior to the lien granted under the DIP Financing Agreement) to adequately protect such creditors' secured claims against the Company prior to its Chapter 11 filing.

     The DIP Financing Agreement expires on January 31, 1999, or earlier upon the occurrence of certain events, including confirmation of a plan of reorganization by the Bankruptcy Court, a sale of substantially all of the assets of the Company, or failure by the Company to receive a final order confirming a plan of reorganization.

Sale of Red Ant Subsidiary

     On July 23, 1997, the Company and Chase Manhattan amended the DIP Financing Agreement to provide up to $1.25 million of funding for Red Ant and its affiliated entities on a non-bankruptcy basis to facilitate the solicitation of bids from third parties to purchase Alliance's interests in Red Ant. On August 6, 1997, the Company filed a motion to be heard on August 13, 1997, seeking court approval of the sale of 90% of the Company's interest in Red Ant and its affiliates to Cypress Ventures, Inc. an affiliate of Wasserstein Perella & Co. ("CVI"), for aggregate cash consideration of $625,000 with an additional commitment from CVI to provide new working capital for Red Ant (in the form of mezzanine indebtedness senior in priority to the equity interest holders of Red
Ant) up to an amount of approximately $19 million with $3 million to be provided upon consummation of the sale to CVI.

     On August 13, 1997, following a hearing before the Bankruptcy Court, the Company withdrew its motion seeking approval of the sale primarily due to the continuing objection of the Company's Official Committee of Unsecured Creditors that the consideration to be paid for Red Ant by CVI was inadequate. In light of the withdrawal of the motion to approve the sale of Red Ant to CVI, the Company believes that it is likely that it will be necessary for Red Ant and it affiliates to file to seek protection under the Bankruptcy Code on an expedited basis unless an acceptable offer for Red Ant is received by the Company prior to such filing.

     The Company has taken a non-cash charge of $18.3 million related to the write-off of the goodwill and its underlying investment on its Red Ant subsidiary.

Income Taxes

     Based upon current operations of the Company and other factors, an income tax benefit was not recorded for the Company and its fourteen wholly owned subsidiaries which filed under Chapter 11 for the three months and six months ended June 30, 1997. The Company anticipates that pre-tax losses, if any, which may be realized during the fiscal year ending December 31, 1997, will not result in the recording of any additional tax benefit by the Company. Further, any net operating loss carry forwards prior to, and subsequent to the filing date, may be severely reduced by the bankruptcy case. Accordingly, the Company has increased its valuation allowance against deferred tax assets by $5.0 million.

New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128). FAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and
(c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 also makes a number of changes to existing disclosure requirements. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe the implementation of FAS 128 will have a significant impact on reported results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

Recent Events

Reorganization Under Chapter 11

     On June 30, 1997, Alliance Entertainment Corp. ("Alliance" or the "Company") failed to make the full amortization payment of $1.5 million on its senior secured credit facility (the "Pre-petition Credit Agreement") and additionally failed to satisfy a financial covenant requiring the Company raise $35 million of equity prior to July 1, 1997 and as a result was in default under the provisions of its Pre-petition Credit Agreement and as a result of the existing defaults. Under the terms of its Pre-petition Credit Agreement, the Company's banks had a right to accelerate the maturity of approximately $187 million of outstanding indebtedness.

     Additionally, the default under the Pre-petition Credit Agreement also resulted in the Company's inability to make a July 15, 1997 interest payment due and payable on the Company's $125 million of 11.25% Senior Subordinated Notes due 2005.

     On July 14, 1997, as a result of the defaults under the Pre-petition Credit Agreement, the pending payment default on the Company's Senior Subordinated Notes and an overall inability to operate the Company's business under the existing liquidity restraints, the Company and fourteen of its wholly-owned subsidiaries filed voluntarily under Chapter 11 of the Bankruptcy Code in order to facilitate the reorganization of the Company's core businesses and the restructuring of the Company's long-term debt, revolving credit and trade obligations. The Company continues to operate with its existing directors and officers as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders. Excluded from the filing were certain businesses in the Company's
Proprietary Products Group, including: Castle Communications plc (and its related affiliates); The St. Clair Entertainment Group, Inc.; and Red Ant Entertainment LLC ("Red Ant") (and its related affiliates). The filing was made in the U.S. District Court for the Southern District of New York in Manhattan.

     Pursuant to the provisions of the Bankruptcy Code, all of the Company's liabilities as of July 14, 1997, were automatically stayed upon the Company's filing of its petition for reorganization. In addition, absent approval from the Bankruptcy Court, the Company is prohibited from paying any pre-petition obligations. In hearings held on July 14 and 16, 1997, the Bankruptcy Court approved the Company's request for payment of certain pre-petition wages and benefits, use of the Company's cash management system and retention of legal and financial professionals.

     Alliance intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's core business and restructure the Company's long-term debt, revolving credit and trade obligations. Under provisions of the Bankruptcy Code, the Company has the exclusive right to file a plan at any time during the 120 day period following July 14, 1997, which time period may be extended by the Bankruptcy Court at the Company's request.

     Following the Company's July 14, 1997, announcement that it had filed voluntarily to reorganize under Chapter 11, the New York Stock Exchange (the "NYSE") permanently halted trading in the Company's Common Stock and indicated its intention to apply to the Securities and Exchange Commission to delist the Company's securities as a consequence of the Company's Chapter 11 filing and the fact that the Company no longer met the criteria for continued listing on the NYSE. On July 17, 1997, the Company received an official notice from the NYSE concerning the proposed delisting. The Company's Common Stock is currently trading in the over-the-counter market under the symbol AETTQ. Notwithstanding the action by the NYSE, the Company intends to remain current with respect to its reporting obligations under the Securities Exchange Act of 1934.

DIP Financing

     In connection with the Company's Chapter 11 filing, on July 16 1997, the Company entered into a Revolving Credit and Guaranty Agreement (the "DIP Financing Agreement") with Chase Manhattan Bank providing for a maximum of $50 million of debtor-in-possession ("DIP") financing subject to approval by the Bankruptcy Court. The DIP Financing Agreement is intended to address the Company's immediate working capital needs and to support the Company's operations during its Chapter 11 proceedings. On July 16, 1997, the Honorable Burton R. Lifland approved on an interim basis use of $20 million of the $50 million DIP financing. The Company's use of the remaining $30 million of the DIP financing was approved by the Court at a hearing held on August 13, 1997.

Sale of Red Ant Subsidiary

     On July 23, 1997, the Company and Chase Manhattan amended the DIP Financing Agreement to provide up to $1.25 million of funding for Red Ant and its affiliated entities on a non-bankruptcy basis to facilitate the solicitation of bids from third parties to purchase Alliance's interests in Red Ant. On August 6, 1997, the Company filed a motion to be heard on August 13, 1997, seeking Court approval of the sale of 90% of the Company's interest in Red Ant and its affiliates to Cypress Ventures, Inc. an affiliate of Wasserstein Perella & Co. ("CVI"), for aggregate cash consideration of $625,000 with an additional commitment from CVI to provide new working capital for Red Ant (in the form of mezzanine indebtedness senior in priority to the equity interest holders of Red
Ant) up to an amount of approximately $19 million with $3 million to be provided upon consummation of the sale to CVI.

     On August 13, 1997, following a hearing before the Bankruptcy Court, the Company withdrew its motion seeking approval of the sale primarily due to the continuing objection of the Company's Official Committee of Unsecured Creditors that the consideration to be paid for Red Ant by CVI was inadequate. In light of the withdrawal of the motion to approve the sale of Red Ant to CVI, the Company believes that it is likely that it will be necessary for Red Ant and it affiliates to file to seek protection under the Bankruptcy Code on an expedited basis unless an acceptable offer for Red Ant is received by the Company prior to such filing.

     The Company has taken a non-cash charge of $18.3 million related to the write-off of the goodwill and its underlying investment on its Red Ant subsidiary.

Overview of the Company's Operations Prior to Chapter 11 Filing

     Alliance Entertainment Corp. is a fully integrated independent music company which creates, markets and distributes its proprietary content rights consisting of both new artist and catalog product in several genres. Prior to the Company's Chapter 11 filing, the Company was also the largest domestic full service distributor of pre-recorded music and music related products to traditional as well as through emerging retail channels. As a result of the circumstances leading to the Company's Chapter 11 filing and the effects of such filing on the business of the Company, there can be no assurance that the Company shall be able to operate its businesses on terms and conditions similar to those prior to the Company's Chapter 11 filing.

     Prior to the Company's Chapter 11 filing, the Company's proprietary Products Group consisted of three primary labels: Red Ant, Concord Jazz and Castle Communications. Each of these labels specializes in particular genres of music and releases records under a number of label imprints. Red Ant commenced operations in 1996 and released its first full length projects in the second quarter of 1997. Red Ant specializes in new product primarily in the alternative rock and urban genres, with particular focus on the identification and development of new talent. Concord Jazz is a label specializing in traditional and contemporary jazz by well-known jazz artists such as Mel Torme, Rosemary Clooney, Chick Corea and Maynard Ferguson. Castle Communications is primarily a catalog and re-issue label which specializes in exploiting proprietary content rights to 1960's and 1970's British rock groups such as The Kinks, Iron Maiden, Black Sabbath, and the Small Faces. Castle Communications together with The St. Clair Entertainment Group (the Company's wholly-owned Canadian subsidiary) are also engaged in the creation of budget product utilizing both the Company's proprietary products and rights licensed from others.

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

     The following table sets forth, for the three months and six months ended June 30, certain operating data as a percentage of net sales.

                                                                 Three Months Ended      Six Months Ended
                                                                     June 30                   June 30
                                                               1996          1997         1996        1997
Net Sales                                                      100%          100%         100%        100%
Gross Profit                                                   12.9          13.2         15.9        15.1
Selling, General & Administrative Expenses                     21.7          31.0         19.5        27.8
Restructuring and Asset Impairment Charges                       .5          16.8           .4         7.8
Amortization of Intangible Assets                               1.8           3.6          1.7         3.3
Other income (expense) primarily                               (6.1)         (7.9)        (5.5)       (7.8)
interest expense

Provision (benefit)for income tax                              (3.8)          3.8         (3.4)        1.4
Net Loss                                                      (13.4)        (50.0)        (7.8)      (32.9)

     Cost of sales and selling, general & administrative expenses for the three months ended June 30, 1996 include Restructuring Charges of $11.0 million and $5.6 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Results of Operations - Three Months Ended June 30, 1997 vs. Three Months Ended June 30, 1996. "

     Cost of sales and selling, general & administrative expenses for the six months ended June 30, 1996 include Restructuring Charges of $11.0 million and $8.0 million ($2.9 million of which reflects non-recurring expenses related to the termination of the proposed merger of the Company and Metromedia
International Group, Inc.), respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996."

     The following table sets forth, for the three months and six months ended June 30, 1997, certain operating data by business segment, excluding corporate related expenses and assets.

                                                    Three Months Ended                      Six Months Ended
                                                       June 30, 1997                         June 30, 1997
                                                      (in thousands)                         (in thousands)

                                                                 Proprietary                            Proprietary
                                              Distribution        Products          Distribution         Products
Net Sales                                       $93,129             15,468            $207,552            $26,904
Depreciation & Amortization                       563               1,910              1,235               3,883
Operating Loss                                  (10,210)           (6,536)            (13,698)            (11,756)
Capital Expenditures                              287                294               1,224                378
Identifiable Assets                               ---                ---              242,097             122,143

Three Months Ended June 30, 1997 vs.  Three Months Ended June 30, 1996

     Net sales decreased from $163.2 million for the three months ended June 30, 1996 to $109.0 million for the three months ended June 30, 1997, or 33.2%. Net sales attributable to the Company's distribution segment for the three months ended June 30, 1997 were approximately $93.1 million compared to $147.1 million for the three months ended June 30, 1996. During the three months ended June 30, 1997, sales in the Company's distribution segment were negatively impacted by:
(i) an increase in the number of unfilled orders due to inventory shortages resulting from a reduction of vendor credit with certain suppliers as the Company was unable to maintain current payments to its vendors; (ii) the loss of certain customers due to the financial uncertainty surrounding the Company and also resulting from the inability of the Company to fill customer orders; (iii) the divestiture of the Company's Brazilian operations; and (iv) the continuation of limited budgets allocated to the purchase of deep catalog product by certain of the Company's customers. Net sales attributable to the Company's proprietary product segment for the three months ended June 30, 1997 were approximately $15.5 million, compared to approximately $15.9 million for the three months ended June 30, 1996. Net sales in this segment were lower than the comparable period in 1996 due in part to the elimination of sales from the Company's video business that were discontinued in the fourth quarter of 1996 and a reduced number of product releases during the three months ended June 30, 1997, due to the timing of release schedules. These items were partially offset by the first shipments of new release product from the Company's Red Ant subsidiary. The Company's business is seasonal with the smallest percentage of sales typically occurring in the first quarter and the largest percentage of annual sales typically occurring in the fourth quarter.

     The Company's gross margin increased to 13.2% for the three months ended June 30, 1997, from 12.9% for the three months ended June 30, 1996. For the three months ended June 30, 1997, the gross margin of the distribution segment was 9.2%, compared to 9.4% for the three months ended June 30, 1996. The reduction in gross margin for the distribution segment was primarily related to:
(i) the Company's inability to take advantage of discount buying and advertising programs offered by vendors due to working capital constraints; (ii) the loss of prompt payment discounts with certain of the Company's vendors as the Company was unable to maintain current in its payments; (iii) the sale of certain accessories and other non-music products at below cost to reduce overstock positions and increase working capital. These items more than offset the Restructuring Charges in cost of sales totaling $11.0 million or 7.5% of sales for the three months ended June 30, 1996. For the three months ended June 30, 1997, the gross margin of the proprietary products segment was 35.5% compared to 44.5% for the three months ended June 30, 1996. The decrease in the Company's gross margin for the proprietary product segment resulted from a lower level of licensing revenue for the quarter, which typically carries a higher gross margin, versus the sale of finished goods.

     Selling, general and administrative expenses decreased in dollar terms from $36.3 million, or 22.2% of net sales, for the three months ended June 30, 1996, (including Restructuring Charges during the period of $5.6 million) to $33.8 million, or 31.0% of net sales, for the three months ended June 30, 1997. The Company's selling, general and administrative expenses increased on an overall basis in the period (excluding the Restructure Charges) primarily due to the inclusion of the operations of Red Ant for a full three months. This increase was partially offset by cost reductions relating to the closure of the Company's Bethel, Connecticut facility and the divestiture of the Company's Brazilian operations.

     Net loss for the three months ended June 30, 1996 was $21.9 million compared to a net loss in the three months ended June 30, 1997 of $54.4 million primarily due to the results of operations discussed above and asset impairment charges totaling $18.3 million in connection with the write off of the goodwill and its underlying investment in the Red Ant subsidiary .

Six Months Ended June 30, 1997 vs.  Six Months Ended June 30, 1996.

     Net sales decreased from $339.4 million for the six months ended June 30, 1996 to $235.3 million for the six months ended June 30, 1997, or 30.1%. Net sales attributable to the Company's distribution segment for the six months ended June 30, 1997 were approximately $207.6 million compared to $304.2 million for the six months ended June 30, 1996. During the six months ended June 30, 1997, the Company's distribution segment, experienced lower than anticipated net sales to its customers in part due to: (i) an increase in the number of unfilled orders due to inventory shortages resulting from a reduction of vendor credit with certain suppliers as the Company was unable to maintain current payments to its vendors; (ii) the loss of certain customers due to the financial uncertainty surrounding the Company and also resulting from the inability of the Company to fill orders; (iii) the divestiture of the Company's Brazilian operations; and
(iv) the continuation of limited budgets allocated to the purchase of deep catalog product by certain of the Company's customers. Net sales attributable to the Company's proprietary product segment for the six months ended June 30, 1997 were approximately $26.9 million, compared to $34.9 million for the six months ended June 30, 1996. Net sales for the period in the proprietary products segment were impacted by the elimination of sales from the Company's video business that were discontinued in the fourth quarter of 1996 and a reduced number of product releases during the six months ended June 30, 1997, due to the timing of release schedules. These items were partially offset by the first shipments of new release product from the Company's Red Ant subsidiary. The Company's business is seasonal with the smallest percentage of sales typically occurring in the first quarter and the largest percentage of annual sales typically occurring in the fourth quarter.

     The Company's gross margin decreased from 15.9% for the six months ended June 30, 1996, to 15.1% for the six months ended June 30, 1997. Excluding the impact of the Restructuring Charges in cost of sales, the Company's gross margin would have been 19.1% for the six months ended June 30, 1996. For the six months ended June 30, 1997, the gross margin of the distribution segment was 11.4%, compared to 12.8% for the six months ended June 30, 1996. Prior to the impact of the Restructuring Charges, gross margins for this segment would have been 16.4% for the six months ended June 30, 1996. The reduction in the gross margin for the distribution segment was primarily related to: (i) the Company's inability to take advantage of discount buying and advertising programs offered by vendors due to working capital constraints; (ii) the loss of prompt payment discounts with certain of the Company's vendors as the Company was unable to maintain current in its payments; (iii) the sale of certain accessories and other non-music products at below cost to reduce overstock positions and increase working capital. For the six months ended June 30, 1997, the gross margin of the proprietary products segment was 41.7% compared to 42.5% for the six months ended June 30, 1996.

     Selling, general and administrative expenses decreased in dollar terms from $67.5 million, or 19.5% of net sales, for the six months ended June 30, 1996, (including Restructuring Charges of $8.0 million) to $65.3 million, or 27.8% of net sales, for the six months ended June 30, 1997. The Company's selling, general and administrative expenses increased on an overall basis in the period (excluding the impact of the Restructuring Charges) primarily due to the inclusion of the operations of Red Ant for a full six months. This increase was partially offset by cost reductions relating to the closure of the Company's Bethel, Connecticut facility and the divestiture of the Company's Brazilian operations.

     Net loss for the six months ended June 30, 1996 was $26.5 million compared to a net loss in the six months ended June 30, 1997 of $77.5 million primarily due to the results of operations discussed above and asset impairment charges totaling $18.3 million in connection with the write off of the goodwill and its underlying investment in the Red Ant subsidiary.

Liquidity and Capital Resources

Cash Provided From Operations

     Cash provided by operations for the six months ended June 30, 1997 was $3.1 million compared to cash used in operations of $6.9 million for the six months ended June 30, 1996. Accounts receivable for the period decreased by $62.0 million or 35.8%, primarily as a result of the Company's decrease in net sales during the six months ended June 30, 1997, and the collection of receivables with respect to seasonal dating programs offered by the Company during the fourth quarter of 1996. Inventory for the period decreased by $41.5 million or 25.2% as a result of: (i) the Company's decrease in net sales during the six months ended June 30, 1997; (ii) an on-going inventory reduction initiative implemented as part of the Consolidation Plan and (iii) the Company's attempt to improve liquidity by increasing product returns to vendors. Accounts payable and accrued expenses decreased by $62.3 million or 23.3%, primarily as a result of:
(i) the Company's decrease in net sales during the six months ended June 30, 1997, (ii) payments with respect to seasonal dating programs offered by certain vendors during the fourth quarter of 1996, and (iii) the payment of accrued charges.

Cash Used in Investing Activities

     During the six months ended June 30, 1997, the Company's capital expenditures were $4.2 million primarily related to the modernization of the Company's Coral Springs, Florida facility and the acquisition of computer hardware to enable the execution of the Consolidation Plan. The Company's investments in copyrights decreased at June 30, 1997 by $1.1 million primarily due to a foreign currency translation adjustment by its UK subsidiary.

Cash Provided from Financing Activities

     In connection with the Company's Chapter 11 filing, on July 16, 1997, the Company entered into a Revolving Credit and Guaranty Agreement (the "DIP Financing Agreement") with Chase Manhattan Bank providing for a maximum of $50 million of debtor-in-possession ("DIP") financing subject to approval by the Bankruptcy Court. The DIP Financing Agreement is intended to address the Company's immediate working capital needs and to support the Company's operations during its Chapter 11 proceedings. On July 16, 1997, the Honorable Burton R. Lifland approved on an interim basis use of $20 million of the $50 million DIP financing. The Company's use of the remaining $30 million of the DIP financing was approved by the Court at a hearing held on August 13, 1997.

     The DIP Financing Agreement provides for borrowings under a revolving credit and a letter of credit facility. Loans under the revolving credit facility bear interest at either the Alternate Base Rate (as defined in the DIP Financing Agreement) plus 1.5% or at the Adjusted LIBOR Rate (as defined in the DIP Financing Agreement) plus 2.75%. Loans under the letter of credit facility bear interest at the Alternate Base Rate plus 1.5%. The terms of the DIP Financing Agreement contain certain restrictive covenants including: limitations on the incurrence of additional guarantees, liens and indebtedness; limitations or the sale of assets and the making of capital expenditures. The DIP Financing Agreement also requires that the Company meet certain minimum earnings before taxes and other expenses through the end of 1998.

     Under the DIP Financing Agreement, Chase Manhattan Bank has been given a perfected first priority lien on all property and assets of the Company and its subsidiaries. The banks who are parties to the Pre-Petition Credit Agreement, as well as other secured creditors of the Company, have been granted replacement liens on the Company's assets (junior to the lien granted under the DIP Financing Agreement) to adequately protect such creditors' secured claims against the Company prior to its Chapter 11 filing.

     The DIP Financing Agreement expires on January 31, 1999 or earlier upon the occurrence of certain events, including confirmation of a plan of reorganization by the Bankruptcy Court, a sale of substantially all of the assets of the Company, or failure by the Company to receive a final order confirming a plan of reorganization.

Forward-Looking Statements

     Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1996. These
forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "expects," "anticipates," or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by forward-looking statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. In addition to the factors discussed above, among the factors that could cause actual results to differ materially are the following: sufficient working capital to operate the Company's business, availability of new release product, pricing strategies of competitors, public demand for various styles of recorded music, product returns from customers and overall economic conditions.

New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and
(c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 also makes a number of changes to existing disclosure requirements. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of FAS 128. The Company does not believe the implementation of FAS 128 will have a significant impact on reported results of operations.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On July 14, 1997, the Company and fourteen of its wholly-owned subsidiaries filed voluntarily under Chapter 11 of the Bankruptcy Code in order to facilitate the reorganization of the Company's core businesses and the restructuring of the Company's long-term debt, revolving credit and trade obligations. The Company continues to operate with its existing directors and officers, as debtor-in-possession subject to the Bankruptcy Court's supervision and orders. Excluded from the filing were certain businesses in the Company's Proprietary Products Group including (and its related affiliates): Castle Communications plc; The St. Clair Entertainment Group, Inc.; and Red Ant Entertainment LLC. The filing was made in the U.S. District Court for the Southern District of New York in Manhattan.

Item 3. DEFAULTS UPON SENIOR SECURITIES

     The filing of the petition under Chapter 11 of the Bankruptcy Code resulted in the occurrence of an Event of Default under the Company's: (i) Indenture relating to its 11.25% Senior Subordinated Notes due 2005; (ii) Credit
Agreement; (iii) 6% Exchangeable Notes; and (iv) Mortgage Bond for its distribution facility in Coral Springs, Florida. The Company has entered into a Revolving Credit and Guaranty Agreement with Chase Manhattan for approximately $50 million in DIP financing of which has been approved by the Bankruptcy Court. Under the terms of the Pre-petition Credit Agreement the Company's banks had been permitted to accelerate the maturity of approximately $187 million of outstanding indebtedness prior to commencement of the Company's Chapter 11 proceeding. See Notes to the Consolidated Financial Statements.

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

     3.1 Certificate of Incorporation, as amended. (Incorporated by reference from Exhibit 3.1 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1995. (Registration No. 33-95386.)

     3.2  Revised and Restated By-Laws. (Incorporation by reference from Exhibit
          3.2 filed in the Registrant's Form 10-Q for the period ended September 30, 1996. (File No. 1-13054).)

     3.3 Certificate of Designations. (Incorporated by reference from Exhibit 4.11(A) filed in the Registrant's Form 8-K dated July 16, 1996.
          (File No. 1-13054).)

     3.4  Certificate of  Designations. (Incorporated  by reference from Exhibit
          3.4 filed in the Registrant's Form 10-Q for the period ended March 31, 1997. (File No. 1-13054).)

     4.1  Restated  Stockholders'  Agreement  dated  as of  November  30,  1993.
          (Incorporated   by  reference  from  Exhibit  4.1  filed  in  the
          Registrant's Registration Statement on Form S-3 dated September 22,1995. (Registration No. 33-97280).)

     4.2 Amendment to Restated Stockholders'Agreement dated as of May 18, 1995. (Incorporated by reference from Exhibit 4.2 filed in the Registrant's Registration Statement on Form S-3 dated September 22, 1995 (Registration No. 33-97280).)

     4.3 Indenture dated July 25,1995 among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. (Incorporated by reference from Exhibit 4.1 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995. (Registration No. 33-95386).)

    4.4 First Supplemental Indenture dated July 26, 1995 among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. (Incorporated by reference from Exhibit 4.2 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1996 (Registration No. 33-95386).)

    4.5 Registration Rights Agreement dated July 25, 1995 among the Company, the Subsidiary Guarantors and the Initial Purchasers. (Incorporated by reference from Exhibit 4.3 filed in the Registrant's Registration Statement on Form S-4 filed August 3, 1995(Registration No.33-95386).)

    4.6 Purchase Agreement dated July 18, 1995 among the Company, the Guarantors and the Initial Purchasers.(Incorporated by reference from Exhibit 4.4 filed in the Registrant's Registration Statement on Form S-4 filed August 3. 1995 (Registration No. 33-95386).)

    4.7 Second Supplemental Indenture dated September 6, 1995 among the Company, the Subsidiary Guarantors and Bankers Trust Company, as trustee. (Incorporated by reference from Exhibit 4.5 filed in the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed September 22, 1995 (Registration No. 33-95386).)

     4.8 Purchase Agreement made as of May 18, 1995, between AEC Americas Inc., and Bain Capital Fund IV L.P., Bain Capital Fund IV-B L.P., BCIP Associates and BCIP Trust Associates, L.P. (Incorporated by reference from Exhibit 4.5 filed in the Registrant's Form 10-Q for the period ended June 30, 1995 (File No.1-13054).)

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

     10.2 1992 Non-Qualified Stock Option Plan.  (Incorporated by reference from
          Exhibit 10.2 filed as part of the Proxy and Prospectus in connection with the Special Meeting held on November 30, 1993(File No.33-68816).)

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

     10.7 Employment Agreement dated as of November 1, 1995, between the Company and Timothy J. Dahltorp. (Incorporated by reference from Exhibit 10.7 filed with the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 1-13054).)

     10.8 Amended and Restated Employment Agreement dated as of August 15, 1996 between the Company and Elliot B. Newman. (Incorporated by reference from Exhibit 10.8 filed in the Registrant's Form 10-Q for the period ended September 30, 1996 (File No. 1-13054).)

     10.9 Employment Agreement dated as of September 5, 1995 between the Company and David H. Schlang. (Incorporated by reference from Exhibit 10.9 filed with the Registrant's Form 10-K for the year ended December 31, 1996 (File No.1-13054).)

     10.10 Revolving Credit and Guaranty Agreement dated as of July 17, 1997, among the Company, the Guarantors, the Chase Manhattan Bank and each of the other Financial Institutions from time to time party thereto.*

     10.11 Letter Agreement dated as of July 23, 1997, among the Company, the Guarantors, the Chase Manhattan Bank and each of the other Financial Institutions from time to time party thereto.*

     10.12 Second Amendment to Revolving Credit and Guaranty Agreement dated as of July 25,1997, among the Company, the Guarantors, the Chase Manhattan Bank and each of the other Financial Institutions from time to time party thereto.*

     10.16 Form of Employment Agreement dated as of March 14, 1994 between the Registrant and Eric S. Weisman. (Incorporated by reference from
           Exhibit 10.28 filed in the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 1-13054).)

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

     10.23 Extention Agreement to Employment Agreement dated July 31,1996, between the Company and Eric Weisman. (Incorporated by reference from Exhibit 10.23 filed with the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 1-13054).)

     10.25 Offer Document dated July 28, 1994 from AEC Holdings (UK) Limited to the Shareholders of Castle and press release issued in the United Kingdom in connection therewith. (Incorporated by reference from Exhibit 10.41 filed in the Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (File No. 1-13054).)

     10.26 Lease between the Registrant and The Northwestern Mutual Life Insurance Company dated January 12, 1996, relating to the premises located at 15050 Shoemaker Avenue, Santa Fe Springs, California.
           (Incorporated by reference from Exhibit 10.45 filed in the Registrant's Form 10-K for the fiscal year ended December 3l, 1994 (File No. 1-13054).)

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

     10.34 Distribution Agreement dated June 21, 1996, between the Company and EMI-Capitol Music Group. (Incorporated by reference from Exhibit 2 in the Registrant's Form 8-K dated June 21, 1996.
            (File No. 1-13054).)

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

     10.38 Third Amendment to Third Amended and Restated Credit Agreement and Guaranty dated as of June 30, 1996, among the Company, AEC Holdings
           (UK) Limited, Castle Communication Limited, the Guarantors, the Banks and The Chase Manhattan Bank, N.A., as Agent.(Incorporated by reference from Exhibit 10.38 filed with the Registrant's Form 10-Q for the period ended June 30, 1996 (File No. 1-13054).)

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

     10.43 Stock Option Agreement between Alliance Entertainment Corp. and Alvin
           N. Teller dated August 15, 1996.  (Incorporated  by reference from
           Exhibit 10.43 filed with the Registrant's Form 10-Q for the period ended September 30, 1996.(File No. 1-13054).)

     10.44 Engagement Letter Agreement among the Company and Wasserstein Perella & Co., Inc. dated as of August 15, 1996. (Incorporated by reference from Exhibit 10.44 filed with the Registrant's Form 10-Q for the period ended September 30, 1996. (File No. 1-13054).)

     10.45 Right of First Refusal Agreement dated as of August 15, 1996, by and among Alvin N. Teller, Joe Bianco and Anil Narang. (Incorporated by reference from Exhibit 10.45 filed with the Registrant's Form 10-Q for the period ended September 30, 1996. (File No. 1-13054).)

     10.46 Fourth Amendment to Third Amended and Restated Credit Agreement and Guaranty among the Company, AEC Holdings (UK) Limited, Castle Communications Limited, The Guarantors, the Banks, and The Chase Manhattan Bank, N.A., as Agent. (Incorporated by reference from
           Exhibit 10.46 filed with the Registrant's Form 10-Q for the period ended September 30, 1996. (File No. 1-13054).)

     10.47 Purchase Agreement among Wasserstein & Co. Inc., Cypress Ventures, Inc., and BT Capital Partners, Inc.dated December 20, 1996, including exhibits thereto. (Incorporated by reference from Exhibit 10.47 filed with the Registrant's Form 8-K dated December 20, 1996.
           (File No. 1-13054).)

     10.48 Settlement Agreement dated as of March 10, 1997, among the Company, David H. Schlang, Jack Rosenbloom and Peter Hyman. (Incorporated by reference from Exhibit 10.48 filed in the Registrant's
           Form 10-Q for the period  ended March 31, 1997. (File No. 1-13054).)

     11.1 Statement Re: Computation of Earnings (Loss) per Share. (Incorporated by reference from Exhibit 11.1 filed with the Registrant's Form 10-K for the year ended December 31, 1996. (File No. 1-13054).)

     27.1  Financial Data Schedule.*

*Filed herewith

(b)      Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated July 14, 1997, to announce that on July 14, 1997, the Company filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. See "Management's Discussion and Analysis - Reorganization Under Chapter 11."

     The Company filed a Current Report on Form 8-K dated July 16, 1997, to announce that on that date the Bankruptcy Court approved on an interim basis use of $20 million of debtor-in-possession financing under a loan agreement with Chase Manhattan Bank. See "Management's Discussion and Analysis - Liquidity and Capital Resources - Cash Provided From Financing Activities."

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALLIANCE ENTERTAINMENT CORP.



                                    By: /s/ Timothy Dahltorp
                                       ------------------------------
                                        Timothy Dahltorp
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer

Date: August 14, 1997